Form 10QSB
period 2002-09-30
CORONATION ACQUISITION CORP
filed 2002-11-14
CIK 1172319

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D. C. 20549

                                   FORM 10-QSB

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the quarterly period ended of September 30, 2002

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

                    P.O. Box 741, Bellevue, Washington, 98009
                   ------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

          (2) has been subject to such filing requirements for the past 90 days.
                                                   Yes     No   X
                                                      ----    -----

As of September 30, 2002 the registrant had 5,00,000 shares of Common Stock outstanding with a par value of $0.001 par value.




                                                 CORONATION ACQUISITION CORP.

                                                             INDEX

                                                                                                                     Page No.
PART 1 - FINANCIAL INFORMATION..............................................................................................1
            ITEM 1. FINANCIAL STATEMENTS....................................................................................1
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..............................................10
                        General     .......................................................................................10
                        Nine months ended September 30, 2002 versus Nine months ended September 30, 2001...................10
                                    Results of Operations..................................................................10
                                    Revenue     ...........................................................................10
                                    Loss Per Period/General and Administrative Expenses....................................10
                                    Liquidity and Capital  Resources.......................................................10
                        Recent Accounting Pronouncements...................................................................10
                        "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.................11
            ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................................11


            PART II - OTHER INFORMATION....................................................................................12
            ITEM 1. LEGAL PROCEEDINGS......................................................................................12
            ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS..............................................................12
                        Changes in Securities..............................................................................12
                        Recent Sales of Unregistered Securities............................................................12
                        Recent Sales of Registered Securities..............................................................12
                        Use of Proceeds....................................................................................12
            ITEM 3. DEFAULTS UPON SENIOR SECURITIES........................................................................12
            ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................................12
            ITEM 5. OTHER INFORMATION......................................................................................12
            ITEM 6.                 EXHIBITS AND REPORTS ON FORM 8-K.......................................................13

SIGNATURES  ...............................................................................................................13

INDEX TO EXHIBITS..........................................................................................................14


                         PART 1 - FINANCIAL INFORMATION


--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------


            The information in this report for the nine months ended September 30, 2002 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Coronation Acquisition Corp. ("Coronation" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

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


                           September 30, 2002 AND 2001

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




                                                  Coronation Acquisition, Corp.
                                                  (A Development Stage Company)


                                                    (Unaudited) Balance Sheet
                                                    -------------------------


                                                                       Sept           Sept           December        December
Assets                                                               30, 2002       30, 2001         31, 2001        31, 2000
------                                                             ------------    ------------    ------------    ------------
     Current Assets

     Cash                                                          $       --      $       --      $       --      $       --
                                                                   ------------    ------------    ------------    ------------
                          Total Current Assets                                0               0               0               0
     Other Assets                                                             0               0               0               0
                                                                   ------------    ------------    ------------    ------------
                          TOTAL ASSETS                             $       --      $       --      $       --      $       --
                                                                   ============    ============    ============    ============

     Liabilities and Stockholders' Equity
     ------------------------------------

     Current Liabilities

     Officers' Advances (Note #6)                                  $      2,390    $         80    $         80    $         80

     Accounts Payable                                                         0               0               0               0
                                                                   ------------    ------------    ------------    ------------
                           Total Current Liabilities                      2,390              80              80              80

     Stockholders' Equity: Common stock, $.001 par value,
     authorized 100,000,000 shares; 900,100 shares issued
     and outstanding at 09/30/02, 09/30/01, 12/31/01 and
     12/31/00 respectively                                                   50              50              50              50
     Additional paid in capital                                             450             450             450             450
     Deficit accumulated during the development
     stage                                                               (2,890)           (580)           (580)           (580)
                            Total Stockholders' Equity (Deficit)         (2,390)            (80)            (80)            (80)

                            TOTAL LIABILITIES AND
                            STOCKHOLDERS' EQUITY (DEFICIT)         $       --      $       --      $       --      $       --
                                                                   ============    ============    ============    ============

                                  See accompanying notes



                                                                4




                                         Coronation Acquisition, Corp.
                                         (A Development Stage Company)

                                       (Unaudited) Statement of Operation
                                       ----------------------------------


                                        Nine Months    Nine Months    Year Ended  Year Ended Dec.  Feb. 9, 2000
                                       Ended Sept 30, Ended Sept 30,   Dec. 31,        31,         (inception)
                                           2002           2001           2001         2000       to Sept 30, 2002
                                        -----------    -----------   -----------   -----------    -------------
     Income
                       Revenue          $      --      $      --     $      --     $      --      $      --
     Expenses
           General and Administrative         2,310              0             0           580          2,890
                                        -----------    -----------   -----------   -----------    -----------
            Total Expenses                    2,310              0             0           580          2,890

            Net Loss                    $    (2,310)   $      --     $      --     $      (580)   $    (2,890)
                                        ===========    ===========   ===========   ===========    ===========

     Net Loss per share
           Basic and diluted            $    (0.000)   $    0.0000   $    0.0000   $   (0.0001)   ($   0.0008)


     Weighted average number of
     common shares outstanding            5,000,000      5,000,000     5,000,000     5,000,000      5,000,000
                                        ===========    ===========   ===========   ===========    ===========


                                             See accompanying notes






                                                       5





                          Coronation Acquisition, Corp.
                          (A Development Stage Company)

                  (Unaudited) Statement of Stockholders' Equity


                                                                             Deficit
                                                                            accumulated
                                          Common Stock          Additional    during
                                    ------------------------    Paid-in     development
                                      Shares        Amount      capital       state
                                    ----------    ----------   ----------   ----------
 Balance December 31, 2000           5,000,000    $       50   $      450   $     (580)

 Net loss nine months ended
        Sept 30, 2001                                                               0

 Balance Sept 30, 2001               5,000,000    $       50   $      450   $     (580)
                                    ==========    ==========   ==========   ==========

 Balance December 31, 2001           5,000,000    $       50   $      450   $     (580)

 Net loss nine months ended
         Sept 30, 2002                                                          (2,310)

 Balance Sept 30, 2002               5,000,000    $       50   $      450   $   (2,890)
 ================================   ==========    ==========   ==========   ==========

 March 2, 2000
 issued for cash                     5,000,000    $       50   $      450   $        0

 Net loss, February 9, 2000
 (inception) to December 31, 2000                                                 (580)

 Balance December 31, 2000           5,000,000            50          450         (580)
                                    ----------    ----------   ----------   ----------

 Net loss year ended
           December 31, 2001                                                         0

 Balance December 31, 2001           5,000,000    $       50   $      450   $     (580)
                                    ==========    ==========   ==========   ==========

                       See accompanying notes










                                        6




                                               Coronation Acquisition, Corp.
                                               (A Development Stage Company)

                                            (Unaudited) Statement of Cash Flows
                                            -----------------------------------



                                                 Nine Months     Nine Months   Year Ended     Year Ended Dec. Feb. 9, 2000
                                               Ended Sept 30,   Ended Sept 30,   Dec. 31,          31,        (inception)
                                                    2002            2001          2001            2000      to Sept 30, 2002
                                                ------------    ------------   ------------   ------------    ------------
Cash Flows from Operating Activities

    Net (Loss)                                  $     (2,310)   $       --     $       --     $       (580)   $     (2,890)

    Adjustments to reconcile net loss to cash
        (used) in operating activities

    Changes in assets and liabilities
         Accounts Payable                                  0               0              0              0               0
         Officers Advances Payable                     2,310               0              0             80           2,390
                                                ------------    ------------   ------------   ------------    ------------
      Net Cash (used) in operating results                 0               0              0           (500)           (500)
                                                ------------    ------------   ------------   ------------    ------------
Cash Flows from Financing Activities
   Proceeds from issuance of common stock
                                                           0               0              0            500             500
                                                ------------    ------------   ------------   ------------    ------------

Net increase (decrease) in cash                            0               0              0              0               0

Cash at Beginning of Period                                0               0              0              0               0
                                                ------------    ------------   ------------   ------------    ------------
Cash at End of Period                           $       --      $       --     $       --     $       --      $       --
                                                ============    ============   ============   ============    ============

                                                   See accompanying notes





                                                             7

                          CORONATION ACQUISITION, CORP
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             Sept 30, 2002 and 2001


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



Note 6 - Officers Advances

While the Company is seeking additional capital, an officer of the Company has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free. The balances due to Mr. Miller were $2,390 and $80 on Sept 30, 2002 and Sept 30, 2001 respectively.

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

Nine months ended September 30, 2002 versus Nine months ended September 30, 2001

Results of Operations.
---------------------

     As of September 30, 2002 Coronation's only activity has involved the completion of its Form 10SB filing with the SEC. Coronation has not commenced business activities and has no assets or operations. Coronation has had no preliminary negotiations to effectuate a merger, acquisition or business combination.

Revenue.
-------

     Coronation has had no revenue since inception and does not anticipate generating any revenue until it completes a merger, acquisition or business combination.

Loss Per Period/General and Administrative Expenses.
---------------------------------------------------

     Coronation's net loss for the nine months ended September 30, 2002 was $2,310 or approximately $2,310 more than recorded for the same period in 2001. The majority, if not all, of the costs and expenses Coronation has incurred over the last three months have been related to the accounting and filing expenses made in connection with the Form 10SB filed by Coronation with the SEC.

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

Liquidity and Capital  Resources.
--------------------------------

     As of September 30, 2002 Coronation had no cash, no assets and $2,390 in liabilities of which the entire $2,390 are funds owed to Mr. Miller its sole officer and director.

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

Recent Accounting Pronouncements
--------------------------------

     In September 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activity," which was subsequently amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities: Deferral of Effective Date of FASB 133" and Statement No.138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities: an amendment of FASB Statement No. 133." SFAS 137 requires adoption of SFAS 133 in years beginning after September 15, 2000. SFAS 138 establishes accounting and reporting standards for derivative instruments and addresses a limited number of issues causing implementation difficulties for numerous entities. The Statement requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If the derivative qualifies as a hedge, depending on the nature of the exposure being hedged, changes in the fair value of derivatives are either offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or are recognized in other comprehensive income until the hedged cash flow is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. The Statement permits early adoption as of the beginning of any fiscal quarter. SFAS 133 will become effective for our first fiscal quarter of fiscal year 2002 and we do not expect adoption to have a material effect on our financial statements.

     In December 1999, the SEC issued SAB 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain aspects of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. On March 24, 2000 and September 26, 2000, the SEC issued Staff Accounting Bulletin No. 101A and No. 101B, respectively, which extend the transition provisions of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999, which would be December 31, 2000 for us.

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

"Safe Harbor"  Statement under the Private  Securities  Litigation Reform Act of
1995

     This Form 10-QSB report may contain certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and/or releases, which represent our expectations or beliefs, including but not limited to, statements concerning our economic performance, financial condition, growth and marketing strategies, availability of additional capital, ability to attract suitable personal and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," "might," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important facts, including but not limited to those risk factors in Coronation's Registration Statement on Form 10-SB, as amended, filed with the SEC on September 26, 2002.

--------------------------------------------------------------------------------

       ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

--------------------------------------------------------------------------------


            N/A

                           PART II - OTHER INFORMATION
                           ---------------------------


--------------------------------------------------------------------------------

                            ITEM 1. LEGAL PROCEEDINGS

--------------------------------------------------------------------------------


     To Coronation's knowledge, no lawsuits were commenced against Coronation during the quarter ended September 30, 2002, nor did Coronation commence any lawsuits during the same period.

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


--------------------------------------------------------------------------------

                            ITEM 5. OTHER INFORMATION

--------------------------------------------------------------------------------


                      Not applicable.

-------------------------------------------------------------------------------

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

-------------------------------------------------------------------------------


(a)         Reference is made to the Index of Exhibits included herein.

(b)         Reports on Form 8-K - N/A.


-------------------------------------------------------------------------------

                                   SIGNATURES

-------------------------------------------------------------------------------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Coronation Acquisition Corp..
-----------------------------
(Registrant)



Date:  November 13, 2002      By:        /s/ Harry Miller/
      -------------------          ---------------------------------------------
                                    Harry Miller
                                    Chief Executive Officer, President,
                                    Secretary and Director

                          CORONATION ACQUISITION CORP.

                                INDEX TO EXHIBITS



Exhibits


     Exhibit Number       Description

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

                                   EXHIBIT 99

                  CERTIFICATION PURSUANT TO 18 U.S.C. ss.1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                       OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Coronation Acquisition Corp. (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, Harry Miller, Chief Financial Officer and Chief Executive Office of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 13, 2002