Form 10KSB
period 2002-12-31
CORONATION ACQUISITION CORP
filed 2003-03-31
CIK 1172319

OMB APPROVAL
OMB Number: 3235-0420
Expires: December 31,2005
Estimated average burden hours per response: 946.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

: ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2002

9 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from [ ] to [ ]

Commission File Number: 000-49770

CORONATION ACQUISITION CORP. (Exact name of small business issuer as specified in its charter)
Nevada (State of Other Jurisdiction incorporation or organization)	43-195-4776 (I.R.S. Employer I.D. No.)
P.O. Box 741, Bellevue, Washington, 98009 (Address of principal executive offices)
(425) 453-0355 (Issuer's telephone number)
N/A (Former name, former address and former fiscal year, if changed since last report)

Securities Registered under Section 12(b) of the Exchange Act: None

Securities Registered pursuant to Section 12(g) of the Act: Common Stock
                                                                                          (Title Class)

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days

: Yes 9 No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                                   : Yes 9 No

State Registrant's revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:

N/A

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. N/A

Yes 9 No 9

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

5,000,000 common shares issued and outstanding as of March 31, 2003

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one):

Yes 9 No :

FORWARD LOOKING INFORMATION

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

PART I

Item 1. Description of Business.

Formation.

We were incorporated on February 9, 2000 in the State of Nevada, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

Our Business.

Coronation Acquisition has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its shareholders, Coronation Acquisition never commenced any operational activities. As such, Coronation Acquisition can be defined as a "shell" or "blank check" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

We will attempt to locate and negotiate with a business entity for the merger of that target business into the Company. In certain instances, a target business may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that we will be successful in locating or negotiating with any target business.

Despite the recent tumultuous equity market conditions, management believes that there are numerous companies seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include:

  Providing increased liquidity for its existing principals and stockholders.
  Facilitating or improving the terms on which additional equity financing may be sought. o Creating an "alternative currency" (i.e., publicly traded shares) that can be used for acquisitions.
  Providing increased liquidity for incentive stock option plans or similar employee benefit plans in order to attract and retain key employees.
  Providing an exit mechanism or retirement strategy for its owners. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

  Coronation Acquisition has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets which going public via an initial public offering would provide. There is, however, significant other benefits to going public through a merger or acquisition transaction with a blank check company such as ours as opposed to an initial public offering which management believes will make Coronation Acquisition attractive to a potential merger or acquisition candidate, such as:

  The costs are significantly less than the costs required for an initial public offering.
  The time required to complete a merger or acquisition transaction with a blank check company is considerably less than for an initial public offering.
  Additional risks are involved in an initial public offering in that the initial public offering may be withdrawn due to an unstable market condition even after most of the up-front costs have been expended.
  Initial public offerings generally require greater attention from top management.
  While an initial public offering requires a business to have a relatively long and stable earnings history, the lack of an earnings history does not normally keep a privately-held company from completing a merger or acquisition transaction with a blank check company.
  The privately-held company does not require an underwriter.
  There is less dilution of ownership control.

  The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934, specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Securities Exchange Act of 1934. Nevertheless, the officers and directors of Coronation Acquisition have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

  Management believes that any transaction whether a merger or acquisition that Coronation Acquisition is most likely to engage in with a privately-held company will require Coronation Acquisition to issue a substantial majority of its voting common stock to the owners of a privately-held company in exchange for all of their shares held in the privately-held company. The transaction will effectively result in the owners and management of the privately-held business having actual or effective operating control of Coronation Acquisition, with the existing stockholder of Coronation Acquisition continuing only as minority passive investor. This type of transaction is popularly known as a "reverse merger" or "reverse acquisition." It is referred to as a reverse merger or reverse acquisition because, although for legal purposes, Coronation Acquisition will acquire the privately-held company, the transaction can be viewed as if Coronation Acquisition has been acquired by the privately-held company due to the fact that the former owners of the privately-held company will own a substantial majority of Coronation Acquisition's voting common stock after the transaction.

  Governmental Regulation.

  Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, or the SOA. SOA imposes a wide variety of new requirements on both U.S. and non-U.S. companies, that file or are required to file periodic reports with the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934. Many of these new requirements will effect us and our board of directors. For instance, under SOA we are required to:

o o o o o	form an audit committees in compliance with SOA;
  have our chief executive office and chief financial officer are required to certify our financial statements;
  ensure our directors and senior officers are required to forfeit all bonuses or other incentive-based compensation and profits received from the sale of our securities in the twelve month period following initial publication of any of our financial statements that later require restatement;
  disclose any off-balance sheet transactions as required by SOA;
  prohibit all personal loans to directors and officers;
  insure directors, officers and 10% holders file their Forms 4's within two days of a transaction;
  adopt a code of ethics and file a Form 8-K when ever there is a change or waiver of this code; and
insure our auditor is independent as defined by SOA.

  SOA has required us to review our current procedures and policies to determine whether they comply with the SOA and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the SOA and will take whatever actions are necessary to ensure that we are in compliance.

  Investment Company Act of 1940. Although we are subject to regulation under the Securities Act of 1933 and the Securities Exchange Act of 1934, we believe Coronation Acquisition will not be subject to regulation under the Investment Company Act of 1940 insofar as we do not be engaged in the business of investing or trading in securities. In the event that we engage in a business combinations which result in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such an event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to the status of Coronation Acquisition under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject us to material adverse consequences. Coronation Acquisition presently believes it is exempt from the Investment Company Act of 1940 via Regulation 3a-2 thereto.

  Investment Advisor Act of 1940. We are not an "investment adviser" under the Federal Investment Adviser Act of 1940, which classification would involve a number of negative considerations. Accordingly, we do not and will not furnish or distribute advice, counsel, publications, writings, analysis or reports to anyone relating to the purchase or sale of any securities within the language, meaning and intent of Section 2(a)(11) of the Investment Adviser Act of 1940, 15 U.S.C.

  Employees.

  We have no full time or part time employees. Harry Miller has agreed to allocate a portion of his time to our activities, without compensation. We anticipate that our business plan can be implemented through the efforts of Harry Miller, our President, who devotes up to 5% of his work week to our business affairs, consequent, conflicts of interest may arise with respect to the limited time commitment by Mr. Miller.

  Harry Miller is currently involved with one other "blank check" company. Mr. Miller may, in the future, become involved with other companies who have a business purpose similar to our business plan. As a result, additional potential conflicts of interest may arise in the future.

  Reports to Securities Holders.

  We are required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a current report on Form 8-K.

  You may read and copy any materials we file with the Securities and Exchange Commission at their Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

  Item 2. Description of Property.

  We currently maintain a mailing address at P.O. Box 741, Bellevue, Washington 98009, which is the address of our President. We do not pay for the use of this mailing address. Coronation Acquisition does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations.

  Item 3. Legal Proceedings.

  We were not a party to any legal or regulatory proceedings in the fiscal year ended 2002 nor are we aware of any such proceedings pending.

  Item 4. Submissions of Matters to a Vote of Security Holders.

  No matter was submitted during the fourth quarter of our fiscal year to a vote of our security holders through the solicitation of proxies or otherwise.

  PART II

  Item 5. Market for Common Equity and Related Stockholder Matters.

  General.

  Our Common Stock is not listed on a public market. It is unlikely that our Common Stock will be accepted for trading on any exchange or quotation system until completion of a merger or acquisition. It is likely if any such trading market developed it would be on one the over the counter markets and be considered a "penny stock". There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

  As of March 27, 2003, we have one stockholder of record holding 5,000,000 common shares.

  Dividend Policy.

  We have not declared or paid any cash dividends since inception. Although there are no restrictions that limit our ability to pay dividends on our common shares, we intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future.

  Recent Sales of Unregistered Securities.

  On March 2, 2000, we issued 5,000,000 shares of our Common Stock to Harry Miller, our President, for an aggregate total of $500. We relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, for the issuance of these securities. All of these shares are "restricted" shares as defined in Rule 144 under the Securities Act of 1933, as amended. These shares may not be offered for public sale except under Rule 144, or otherwise, pursuant to Securities Act of 1933.

  Item 6. Management Discussion and Analysis.

  2002 Business Environment.

  The equity markets in 2002 were volatile to say the least. Given the market uncertainty it was difficult for many new and established companies to raise capital. Accounting scandals, new regulatory requirements, September 11th and concerns about America going war added to the tension in the securities market place. As a result, the interest becoming a public either through an initial public offering or through a merger with a reporting company was diminished in 2002 over previous years. Many in the securities market anticipate that the markets will remain volatile in 2003. If that is the case it may be that we will be unable to complete a merger or acquisition with a suitable business candidate this year despite our investigation of interested parties.

  Plan of Operations.

  Our business purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to us by persons or companies who or which desire to seek the perceived advantages of a Securities Exchange Act of 1934 registered corporation. We have not restricted our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

  Mr. Miller has limited experience in managing companies similar to Coronation Acquisition and shall rely upon his own efforts in accomplishing the business purposes of Coronation Acquisition. It is not anticipated that any outside consultants or advisors will be utilized by Coronation Acquisition to effectuate its business purposes described herein. However, if Coronation Acquisition does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as Coronation Acquisition has no cash assets with which to pay such obligation. There have been no contracts or agreements with any outside consultants and none are anticipated in the future.

  Marketing. Mr. Miller has contacted a couple of broker-dealer, venture capitalist and other members of the financial community who he had a pre-existing relationship and who were likely to have clients, associates and contacts interested in a blank check company such as Coronation Acquisition. As a result of an introduction from one of these parties, Mr. Miller has signed an Agreement and Plan of Exchange and Reorganization with Supreme Property, Inc. in last couple of days. Although an agreement has been signed, we cannot be certain that we will be able to consummate a the merger/acquisition transaction. The transaction is subject to a number of conditions including stockholder and SEC approval among other things.

  Evaluation of Acquisition Opportunities. Mr. Miller has obtained from Supreme Property, Inc., and at least two other private company candidates written materials regarding these companies, prior to considering a reverse merger/acquisition transaction with that company. We request have request and reviewed such items as:

  a description of products, service and company history;

   management resumes;

  audited financial information;

  available projections with related assumptions upon which they are based;

  an explanation of proprietary products and services;

  evidence of existing patents, trademarks or service marks or rights thereto;

  present and proposed forms of compensation to management;

  a description of transactions between the privately-held company and its affiliates during relevant prior periods;

  a description of present and required facilities;

  an analysis of risks and competitive conditions;

  a financial plan of operation and estimated capital requirements;

  audited financial statements; and

  other information deemed relevant.

  Mr. Miller will endeavour to personally meet with management and key personal of companies which are a serious candidate for concluding a reverse merger or acquisition. Coronation Acquisition will also attempt to obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of Coronation Acquisition's limited financial resources. Coronation Acquisition will not acquire or merge with any company for which current audited financial statements cannot be obtained prior to or within a reasonable period of time after closing of the proposed transaction. Supreme Property, Inc. has provided Mr. Miller with a copy of its audited financial statements for the fiscal year ended 2002 and with a copy of its auditor's letter dated March 15, 2003.

  Mr. Miller took into consideration or intends to take into consideration the following factors when analyzing a company for its potential as a reverse merger/acquisition candidate:

  Potential for growth, indicated by new technology, anticipated market expansion or new products.

  Competitive position as compared to other companies of similar size and experience within the privately-held company's industry segment as well as within the industry as a whole.

  Strength and diversity of management, either in place or scheduled for recruitment.

  Capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources.

  The extent to which the business of the privately-held company can be advanced.

  The regulatory environment within the privately-held company's industry.

   The market performance of equity securities of similarly situated companies in the privately-held company's industry.

   Reputation of owners, principals and/or managers for complying with and not violating federal and/or state securities laws.

  The time, effort and expense required to evaluate a privately-held company for a reverse merger/acquisition transaction with Coronation Acquisition and to effectuate such a transaction cannot be predicted with any degree of accuracy. Coronation Acquisition does not have any full-time employees and Mr. Miller, the sole unpaid employee of Coronation Acquisition, is not required to devote any specific amount of time to the business of Coronation Acquisition.

  Coronation Acquisition does not intend to merge with or acquire a business or company in which Mr. Miller has directly or indirectly, an ownership interest.

  Treatment of Reverse Merger/Acquisition Transaction. The Securities and Exchange Commission considers a reverse merger/acquisition transaction to be a capital transaction in substance, rather than a business combination. That is, the transaction will be equivalent to the issuance of stock by the privately-held company for the net monetary assets of Coronation Acquisition, accompanied by a recapitalization. As a result, the post-reverse merger/acquisition comparative historical financial statements for Coronation Acquisition will be those of the privately-held company, with appropriate footnote disclosure concerning the changes in the capital structure of the privately-held company effected at the reverse merger/acquisition transaction date.

  Cost Projections. It is anticipated that Coronation Acquisition will incur nominal expenses in the implementation of its business plan. Our main cost is related to compliance with our ongoing reporting issuer obligations with the Securities and Exchange Commission. Because Coronation Acquisition has no capital with which to pay these anticipated expenses, Harry Miller has agreed to pay these charges with his personal funds. Any monies loaned to Coronation Acquisition by Mr. Miller will be unsecured and non- interest bearing. We expect that any loans made to us by Mr. Miller will be repaid from cash generated from our operations after we have merged or acquired a privately held company. Mr Miller has agreed that the repayment of any loans made by him to Coronation Acquisition will not impede, or be made conditional in any manner, to consummation of a proposed transaction.

  Competition. We compete with other blank check companies that have a business objective similar to ours. Some of our competitors are the remains of failed or discontinued businesses. As failed or discontinued businesses, these blank check companies have ceased their day-to-day operations but have maintained their public corporate structure. Some of our competitors are blank check companies that publicly distributed shares under Rule 419 of the Securities Exchange Act of 1934. Some of our competitors file reports with the Securities and Exchange Commission, and some do not. Some of our competitors have securities that trade in the over-the-counter securities markets, and some do not. A number of our competitors are managed by established venture capitalist and financial concerns which have significantly greater financial and personnel resources and technical expertise than Coronation Acquisition or Mr. Miller. We believe Coronation Acquisition will remain an insignificant participant among the companies which engage in the acquisition of business opportunities. In view of Coronation Acquisition's combined extremely limited financial resources and limited management availability, Coronation Acquisition will continue to be at a significant competitive disadvantage compared to Coronation Acquisition's competitors.

  Item 7. Financial Statements.

  The financial statements and schedules that constitute Item 7 of Form 10-KSB are included in immediately following Item 14 below.

  Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

  We have had no change in, or disagreements with, our principal independent accountant during our past two fiscal years.

  PART III

  Item 9. Directors and Executive Officers of the Registrant

  Identification of Directors and Executive Officers.

  The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Age	Position with the Company	Date Position First Held
Harry Miller	68	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director	Feb. 9, 2000

  The principal occupation and business experience during the last five years for each of our present directors and executive officers are as follows:

  Harry Miller, Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director. Mr. Miller brings years of experience in starting new enterprises having spent the last thirty years in forming many companies and providing consulting services to a variety of businesses. Many of these companies were in the medical products and health care industries. Currently he is associated with Eastside Mortgage, LLC. of Bellevue, Washington where he maintains a real estate license and analyzes funding proposals, primarily construction loans for his investment portfolio and that of the principal of the firm. In 1991, Mr. Miller established Solar Health Care of Florida investing in the Medicaid HMO industry. As CEO, Mr. Miller developed our business plan of Solar Health Care of Florida that included leasing office space, preparing and filing the complex application to the state, hiring staff and negotiating the purchase of an existing HMO. During the subsequent five year period, Mr. Miller entered into a contractual arrangement to provide medical care to over 8,000 patients. At the end of his tenure intense competitive pressures caused the company to be wound up.. Mr. Miller is concurrently the President, Chief Executive Officer, Secretary and Treasurer of Black Gardenia Corp., a second blank check company; Medina Coffee, Inc., a development stage specialty coffee cart company; and DentalServ.Com, a development stage company focussed on providing management software to dental offices.

  Significant Employees.

  We have no employees who are not executive officers, but who are expected to make a significant contribution to our business.

  Involvement in Certain Legal Proceedings.

  During the past five years, Mr. Miller, our sole director and officer has not been:

      a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;
      convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
      subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
      found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

  Family Relationships.

  Not Applicable.

  Audit Committee Financial Expert.

  We do not have an audit committee financial expert serving on the Board of Directors or an audit committee. We do not believe that the addition of such an expert would add anything meaningful to our company at this time. It is also unlikely we would be able to attract an independent financial expert to serve on our Board of Directors at this stage of our development. In order to entice such a director to join our Board of Directors we would probably need to acquire directors' errors and omission liability insurance and provide some form of meaningful compensation to such a director; two things we are unable to afford at this time.

  Compliance with Section 16(a) of the Securities Exchange Act of 1934.

  Under the securities laws of the United States, our directors, executive officers (and certain other officers) and any persons holding more than 10% of our outstanding voting securities are required to report their ownership in our securities and any changes in that ownership to the Securities and Exchange Commission. Based solely upon the our reliance on the verbal and written representations of our directors, and officers, we believe we are in compliance with Section 16(a) of the Securities Exchange Act of 1934.

  Code of Ethics.

  We do have adopted a Code of Ethics which has been filed with this Form 10-KSB. Our Code of Ethics replaces our previous Conflict of Interest Guideline and applies to our sole director and officer and has been signed by him. The public may obtain a copy of our Code of Ethics on written request without charge at Coronation Acquisition Corp. P.O. Box 741, Bellevue, Washington, 98009.

  9

  Item 10. Executive Compensation.

  Summary of Compensation of Executive Officers.

  The following table summarizes the compensation paid to our President and Chief Executive Officer during the last three complete fiscal years. No other officer or director received annual compensation in excess of $100,000 during the last three complete fiscal years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Annual Compensation			Long Term Compensation			All Other Compen- sation
		Salary	Bonus	Other Annual Compen- sation	Awards		Payouts
					Securities Under Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts
Harry Miller President, CEO and Director	2002 2001 2000	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

  Stock Options/SAR Grants.

  No grants of stock options or stock appreciation rights were made during the fiscal year ended December 31, 2002 to our named executive officers or any other parties.

  Long-Term Incentive Plans.

  There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

  Compensation of Directors.

  No cash compensation was paid to our sole director for this director's services as a director during the fiscal year ended December 31, 2002. We have no standard arrangement pursuant to which our directors are to be compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

  Employment Contracts and Termination of Employment or Change of Control.

  We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

  Item 11. Security Ownership of Certain Beneficial Owners and Management.

  Equity Compensation Plan

  We do not have any securities authorized for issuance under any equity compensation plans.

  Security Ownership of Certain Beneficial Owners and Management.

  The following table sets forth certain information as of March 31, 2003 regarding the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (ii) by each of our directors and executive officers and (iii) by all of our executive officers and directors as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Harry Miller 401 Detwiller Lane Bellevue, WA 98004	5,000,000 (Restricted securities as defined in the Securities Act of 1933)	100%
All officers and directors as a group (1 person).	5,000,000 (Restricted securities as defined in the Securities Act of 1933)	100%

  Changes in Control.

  In the past week, Mr. Miller, our President has signed an Agreement and Plan of Exchange and Reorganization with Supreme Property, Inc., an Illinois corporation. Under the terms of agreement, we will issue approximately 25,767,414 shares to the stockholders of Supreme Property, Inc. and other parties as directed by management of Supreme Property, Inc. in exchange for the entire interest of these stockholders in Supreme Property, Inc. and its subsidiary. As a term of the agreement Mr. Miller has agreed to return 3,650,000 common shares he currently holds to treasury on closing the foregoing transaction. Mr. Miller will not receive any cash in the transaction other than an agreement that his loan to the Coronation Acquisition will be re-paid at the time of closing. The parties intend to file a Form S-4 to qualify the shares to be issued out in the transaction and to qualify the shares held by Mr. Miller for resale. Mr. Miller will intends to resign from the Board of Directors on closing this transaction. A new slate of directors will be appointed consisting of three individuals currently serving on the board of directors of Supreme Property, Inc. Mr. Miller expects the transaction to be completed sometime in 2003. The transaction is subject to a number of conditions such as stockholder approval, registration of the shares to be issued and Mr. Miller's shares on a Form S-4, receipt of all required Blue Sky authorizations, no injunction or restraints against the parties, no material adverse changes among other things.

  Supreme Property Inc. has four main business activities: (1) to acquire, operate and dispose of real properties or interests in real properties; (2) to provide real estate development services for other property owners; (3) to make real estate loans directly to borrowers; and (iv) to originate, acquire, sell and broker real estate loans to and from lending institutions and institutional investors. Currently, Supreme Property, Inc. Owns four apartment buildings in Chicago, Illinois with an aggregate total of 28 rental units. On closing, Coronation Acquisition will operate as a realty investment trust company.

  We will be filing a Form 8-K in the next couple days to provide further details about this proposed transaction.

  Item 12. Certain Relationships and Related Transactions

  As of December 31, 2002, Harry Miller our President has loaned us a total of $ 2,470. This loan is unsecured, is due on demand and does not bear interest. There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

  PART IV

  Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  Exhibits

  Exhibit
  Number         Exhibit Title

  3.1                 Articles of Incorporation as Amended (incorporated by reference from our Form 10-SB Registration Statement, filed April 30, 2002)
  3.2                 Articles of Amendment (incorporated by reference from our Form 10-SB, filed April 30, 2002)
  3.3                 Bylaws (incorporated by reference from our Form 10-SB Registration Statement, filed April 30, 2002)
  14.                 Code of Ethics
  99.a               Section 302 Certificate of CEO
  99.b               Section 302 Certificate of CFO
  99.c               Section 906 Certificate of CEO and CFO

  Reports of Form 8-K.

  None.

  Item 14. Controls and Procedures.

  Evaluation of Disclosure Controls and Procedures.

  Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) as of a date within ninety days of the filing date of this annual report on Form 10-KSB. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

  Changes in internal controls.

  There were no significant changes in the Company's internal controls or in any factors that could significantly affect internal controls subsequent to the date of the Chief Executive Officer and the Chief Financial Officer's evaluation.

  FINANCIAL STATEMENTS

  CORONATION ACQUISITION CORP.
  (A DEVELOPMENT STAGE COMPANY)

  FINANCIAL STATEMENTS

  DECEMBER 31, 2002 AND 2001

  CORONATION ACQUISITION CORP.

  TABLE OF CONTENTS                                   PAGE #

  Independent Auditor's Report                                      1

  Financial Statements

  Balance Sheet                                                    2

  Statement of Operations                                     3

  Statement of Stockholders' Equity                      4

  Statement of Cash Flows                                    5

  Notes of Financial Statements                                   6 - 7

  GEORGE STEWART, CPA
  2301 SOUTH JACKSON STREET, SUITE 101-G
  SEATTLE, WASHINGTON 98144
  (206) 328-8554 FAX(206) 328-0383

  INDEPENDENT AUDITORS REPORT

  To the Board of Directors

  Coronation Acquisition Corp.

  Bellevue, Washington

  I have audited the accompanying balance sheets of Coronation Acquisition, Corp., (A Development Stage Company) as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002 and 2001 and February 9, 2000, (inception), to December31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

  I conducted my audit in accordance with generally accepted auditing standards in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

  In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coronation Acquisition, Corp., (A Development Stage Company) as of December 31, 2002 and 2001, and the results of its operations and cash flows for the years ended December 31, 2002 and 2001 and February 9, 2000, (inception), to December 31, 2002 in conformity with generally accepted accounting principles.

  The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #4 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note #4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  s/ George Stewart

  March 25, 2003

Coronation Acquisition Corp.
(A Development Stage Company)

Balance Sheet

Assets	December	December
	31, 2002	31, 2001
Current Assets
Cash	$ -	$ -

Total Current Assets	0	0

Other Assets	0	0

TOTAL ASSETS	$ -	$ -

Liabilities and Stockholders' Equity

Current Liabilities
Officers Advances (Note #6)	$ 2,390	$ 80
Accounts Payable	446	0

Total Current Liabilities	2,836	80

Stockholder's Equity
Common stock, $.00001 par value, authorized
100,000,000 shares; 5,000,000 shares issued
and outstanding at December 31, 2002 and
December 31, 2001 respectively	50	50
Additional paid in capital	450	450
Deficit accumulated during the development
stage	(3,336)	(580)

Total Stockholder's Equity (Deficit)	(2,836)	(80)

TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY (DEFICIT)	$ -	$ -

See notes to financial statements

Coronation Acquisition Corp.
(A Development Stage Company)

Statement of Operations
			February 9, 2000
	Year Ended	Year Ended	(inception)
	Dec 31,	Dec 31,	to Dec 31,
	2002	2001	2002

Income
Revenue	$ -	$ -	$ -

Expenses
General and Administrative	2,756	0	3,336

Total Expenses	2,756	0	3,336

Net Loss	$ (2,756)	$ -	$ (3,336)

Net Loss per share
Basic and diluted	($0.0006)	$ -	$ (0.0007)

Weighted average number of
common shares outstanding	5,000,000	5,000,000	5,000,000

Coronation Acquisition Corp.
(A Development Stage Company)

Statement of Stockholder's Equity

				Deficit
				accumulated
	Common Stock		Additional	during
			Paid-in	development
	Shares	Amount	capital	stage

March 2, 2000
issued for cash	5,000,00	$ 50	$ 450	$ -

Net loss year ended
December 31, 2000				(580)

Balance December 31, 2000	5,000,00	50	450	$ (580)

Net loss year ended
December 31, 2001				0

Balance December 31, 2001	5,000,000	$ 50	$ 450	$ (580)

Net loss year ended
December 31, 2002				(2,756)

Balance December 31, 2002	5,000,000	$ 50	$ 450	$ (3,336)

See notes to financial statements

Coronation Acquisition Corp.
(A Development Stage Company)

Statement of Cash Flows

			February 9, 2000
	Year Ended	Year Ended	(inception)
	Dec 31,	Dec 31,	to Dec 31,
	2002	2001	2002

Cash Flows from Operating Activities

Net (Loss)	$ (2,756)	$	$ (3,336)

Adjustments to reconcile net loss to cash
(used) in operating activities

Changes in assets and liabilities
Accounts Payable	446	0	446
Officers Notes Payable	0	0	0
Officers Advances Payable	2,310	0	2,310

Net Cash (used) in operating results	0	0	(500)

Cash flows from Financing Activities
Proceeds from issuance of common stock	0	0	500

Net increase (decrease) in cash	0	0	0

Cash at Beginning of Period	0	0	0

Cash at End of Period	$ -	$ -	$ -

See notes to financial statements

  CORONATION ACQUISITION, CORP.
  (A DEVELOPMENT STAGE COMPANY)
  NOTES TO FINANCIAL STATEMENTS
  December 31, 2002 and 2001

  Note 1 - History and Organization of the Company

  The Company was organized February 9, 2000, under the laws of the State of Nevada as Coronation Acquisition, Corp. The company currently has no operations and, in accordance with SFAS # 7, is considered a development stage company.

  On March 2, 2000, the Company issued 5,000,000 shares of its $0.00001 par value common stock for cash of $ 500.

  Note 2 - Accounting Policies and Procedures

  The company has not determined its accounting policies and procedures, except as follows:

  The company uses the accrual method of accounting.

  Earnings per share is computed using the weighted average number of shares of common stock outstanding.

  The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

  In April 1998, the American Institute of Certified Public Accountant's issued Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-up Activities which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, with initial adoption reported as the cumulative effect of a change in accounting principle.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

  Note 6 - Officers Advances

  While the Company is seeking additional capital, an officer of the Company has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free. The balances due Mr. Miller were $ 2,390 and $ 80 on December 31, 2002 and December 31, 2001 respectively.

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Coronation Acquisition CORP.

  /s/ Harry Miller

  By: _____________________________
  Harry Miller, President

  Date: March 31, 2003

  In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  /s/ Harry Miller

  By: _____________________________
  Harry Miller, President and CEO/Director
  Date: March 27, 2003

  /s/ Harry Miller
  By: _____________________________
  Harry Miller, Chief Financial Officer
  Date: March 31, 2003