Form 10QSB
period 2003-03-31
CORONATION ACQUISITION CORP
filed 2003-05-15
CIK 1172319

OMB APPROVAL

OMB Number: 3235-0416

Expires: December 31, 2005

    Estimated average burden
hours per response: 174.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]
    QUARTERLY REPORT UNDER
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly three month period ended:
March 31, 2003

[ ]
    TRANSITION REPORT UNDER
SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from _________________
to _________________

    Commission file number:
000-49770

     CORONATION ACQUISITION CORP.
    (Exact name of small business issuer as
specified in its charter)

     Nevada
    (State or other jurisdiction of incorporation or
organization)

     43-195-4776
(IRS Employer Identification No.)

     P.O. Box 741, Bellevue, Washington, 98009
(Address of principal executive offices)

     (425) 453-0355
(Issuer's telephone number)

    N/A
    (Former name, former address and former fiscal year, if
changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

Not Applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

5,000,000 common shares issued and outstanding as of May 15, 2003

Transitional Small Business Disclosure Format (Check one): Yes
[ ] No

CORONATION ACQUISITION CORP.

INDEX

PART 1 - FINANCIAL
INFORMATION

ITEM 1. FINANCIAL
STATEMENTS

The information in this report for the nine months ended March 31, 2003, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Coronation Acquisition Corp.
("Coronation" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The condensed consolidated financial statements should be read in conjunction with Coronation's financial statements and the notes thereto contained in
Coronation's Audited Financial Statements for the year ended December 31, 2002, in the Form 10KSB as amended filed with the SEC on March 31, 2003.

Interim results are not necessarily indicative of results for the full fiscal year.

CORONATION ACQUISITION, CORP

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

MARCH 31, 2003 AND 2002

CORONATION ACQUISITION, CORP

      TABLE OF CONTENTS

PAGE #

      Financial Statements

      Balance Sheet

2

      Statement of Operations

3

      Statement of Stockholders' Equity

4

      Statement of Cash Flows

5

      Notes of Financial
Statements
6-7

Coronation Acquisition, Corp.

(A Development Stage Company)

(Unaudited) Balance Sheet

Assets

       March 31,
2003

       March 31,
2002

       December
31, 2002

       December
31, 2001

Current Assets

Cash

       $
-

       $
-

       $
-

       $
-

Total Current Assets

0

0

0

0

Other Assets

0

0

0

0

TOTAL ASSETS

       $
-

       $
-

       $
-

       $
-

      Liabilities and
Stockholders' Equity

      Current
Liabilities

      Officers' Advances
(Note #6)

$ 4,272

       $         290

$ 2,390

       $
80

Accounts Payable

0

0

446

0

Total Current Liabilities

4,272

290

2,836

80

      Stockholders'
      Equity: Common stock, $.001 par value, authorized 100,000,000 shares;
      900,100 shares issued and outstanding at 03/31/03 03/31/02, 12/31/02 and
      12/31/01 respectively
Additional paid in capital

Deficit accumulated during the development stage

      50
       450

(4,772)

      50
       450

(790)

      50
       450

(3,336)

      50
       450

(580)

Total Stockholders' Equity (Deficit)

(4,272)

(290)

(2,836)

(80)

       TOTAL LIABILITIES AND

STOCKHOLDERS' EQUITY (DEFICIT)

       $
-

       $
-

       $
-

       $
-

    See accompanying notes

Coronation Acquisition, Corp.

(A Development Stage Company)

(Unaudited) Statement of Operation

       Three Months
Ended March 31, 2003

       Three Months
Ended March 31, 2002

       Year Ended
Dec. 31, 2002

       Year Ended
Dec. 31, 2001

Income

Revenue

       $
-

       $
-

       $
-

        $
-

Expenses

General and Administrative

1,858

210

2,756

0

           Total
Expenses

1,858

210

2,756

0

           Net
Loss

$ 1,858

$ (210)

$ (2,756)

       $
0

      Net Loss per share
Basic and diluted

$ (0.0000)

$ 0.0000

($ 0.0006)

$ 0.0000

      Weighted average number of
common shares outstanding

5,000,000

5,000,000

5,000,000

5,000,000

See accompanying notes

Coronation Acquisition, Corp.

(A Development Stage Company)

(Unaudited) Statement of Stockholders' Equity

Common Stock

Additional Paid-In Capital

Deficit accumulated during development stage

Shares
Amount

Balance December 31, 2001

5,000,000

$

50

$

450

$

(580)

      Net
      loss three months ended
March 31, 2002

(210)

Balance March 31, 2002,

5,000,000

50

450

(790)

Balance December 31, 2002

5,000,000

50

450

(2,276)

      Issue
for Cash

0

0

0

0

      Net
      loss three months ended
March 31, 2003

(1,858)

Balance March 31, 2003

5,000,000

50

450

(4,134)

      Net
      loss year ended
December 31, 2002

(2,276)

Balance December 31, 2002

1,052,600

50

450

(3,336)

See accompanying notes

Coronation Acquisition, Corp.

(A Development Stage Company)

(Unaudited) Statement of Cash Flows

       Three Months
Ended March 31, 2003

       Three Months
Ended March 31, 2002

      Year Ended
Dec. 31, 2002

      Year Ended
Dec. 31, 2001

      Cash Flows from Operating
Activities

           Net
(Loss)

$ (1,858)

       $
-

$ (2,756)

       $
-

      Adjustments to reconcile net loss
to cash (used) in operating activities

      Changes in assets and liabilities
          Accounts Payable
Officers Advances Payable

      4,272
0

      0
210

      446
2,310

      0
80

           Net
Cash (used) in operating results

0

210

0

(500)

      Cash Flows from Financing
      Activities
Proceeds from issuance of common stock

0

0

0

500

      Net increase (decrease) in
cash

0

210

0

580

Cash at Beginning of Period

0

0

0

0

Cash at End of Period

       $
-

       $
210

       $
-

       $
580

See accompanying notes

CORONATION ACQUISITION, CORP

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

March 31, 2003 and 2002

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

Note 6 - Officers Advances

While the Company is seeking additional capital, an officer of the Company has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free. The balances due to Mr. Miller were $4,272 and $290 on
March 31, 2003 and March 31, 2002, respectively.

ITEM
2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this document.

The "Description of Business" and "Plan of Operation" of Coronation are
incorporated by reference from the Coronation's Registration Statement on Form
10KSB, as amended, filed with the SEC on March 31, 2003.

Three months ended March 31, 2003 versus three months ended March 31, 2002.

Results of Operations

As of March 31, 2003, Coronation's only activity has involved the completion of its Form 10SB, maintaining its regulatory filing with the SEC, and searching for a suitable merger or acquisition candidate. Coronation has not commenced business activities and has no assets or operations. Coronation has had no preliminary negotiations to effectuate a merger, acquisition or business combination.

Revenue

Coronation has had no revenue since inception and does not anticipate generating any revenue until it completes a merger, acquisition or business combination.

Loss Per Period/General and Administrative Expenses

Coronation's net loss for the three months ended March 31, 2003 was $1,858 or approximately $1,648 more than recorded for the same period in 2002. The majority, if not all, of the costs and expenses Coronation has incurred over the last three months have been related to the accounting and filing expenses made in connection with the Form 10KSB filed by Coronation with the SEC.

Coronation will continue to sustain operating expenses without corresponding revenues, at least until the consummation of a merger, acquisition or business combination. This will result in Coronation incurring a net operating loss which will increase continuously until Coronation can consummate a merger, acquisition or business combination with a profitable business opportunity.

Liquidity and Capital Resources

As of March 31, 2003 Coronation had no cash, no assets and $4,272 in liabilities of which the entire

$ 4,272 are funds owed to Mr. Miller its sole officer and director.

Coronation is dependent on Mr. Miller to meet all of its expenses. Mr.
Miller, the sole officer and director of Coronation, has agreed to provide the necessary funds, without interest, for Coronation to meet its ongoing expenses when the obligation is incurred until Coronation consummates a merger, acquisition or business combination. All advances are interest-free.

Recent Accounting Pronouncements

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
If the derivative qualifies as a hedge, depending on the nature of the exposure being hedged, changes in the fair value of derivatives are either offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or are recognized in other comprehensive income until the hedged cash flow is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. The Statement permits early adoption as of the beginning of any fiscal quarter. SFAS 133 will become effective for our first fiscal quarter of fiscal year 2003 and we do not expect adoption to have a material effect on our financial statements.

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

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
1955

This Form 10-QSB report may contain certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 or
by the Securities and Exchange Commission in its rules, regulations and/or releases, which represent our expectations or beliefs, including but not limited to, statements concerning our economic performance, financial condition, growth and marketing strategies, availability of additional capital, ability to attract suitable personal and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend,"
"could," "estimate," "might," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important facts, including but not limited to those risk factors in Coronation's Registration Statement on Form
10-KSB, as amended, filed with the SEC on March 31, 2003.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4: CONTROLS AND
PROCEDURES

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

Changes in internal controls.

There were no significant changes in Coronation's internal controls or in any factors that could significantly affect internal controls subsequent to the date of the Chief Executive Officer and the Chief Financial Officer's evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Coronation's knowledge, no lawsuits were commenced against Coronation during the three months ended March 30, 2003, nor did Coronation Commence any lawsuits during the same period.

ITEM 2. CHANGES IN
SECURITIES AND USE OF PROCEEDS

Changes in Securities

None.

Recent Sales of Unregistered Securities

None.

Recent Sales of Registered Securities

None.

Use of Proceeds

Not applicable.

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION ITEM

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

     Exhibit
Number

Exhibit Title

3.1
    Articles of Incorporation as
    Amended (incorporated by reference from our Form 10-SB Registration
Statement, filed April 30, 2002)

3.2
    Articles of Amendment
(incorporated by reference from our Form 10-SB, filed April 30, 2002)

3.2
    Bylaws (incorporated by
reference from our Form 10-SB Registration Statement, filed April 30, 2002)

99.1

Certificate of CEO/CFO as Required by Rule 13a-14(a)/15d-14

99.2

    Certificate of CEO/CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b)
    (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the
United States Code

b. Reports of Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     CORONATION ACQUISITION CORP.

     Date: May 15,
2003

       /s/  Harry Miller
    By:_____________________________
Harry Miller, Chief Executive Officer, President, Secretary and Director