Form 10QSB/A
period 2003-03-31
CORONATION ACQUISITION CORP
filed 2003-05-19
CIK 1172319

OMB APPROVAL

OMB Number: 3235-0416

Expires: December 31, 2005

    Estimated average burden
hours per response: 174.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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
[ ] No

CORONATION ACQUISITION CORP.

INDEX

FORWARD LOOKING INFORMATION

This quarterly report contains forward-looking
statements as that term is defined in the Private Securities Litigation Reform
Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates",
"believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

PART 1 - FINANCIAL
INFORMATION

ITEM 1. FINANCIAL
STATEMENTS

The information in this report for the three months ended March 31, 2003, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Coronation Acquisition Corp.
("Coronation" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The condensed consolidated financial statements should be read in conjunction with Coronation's financial statements and the notes thereto contained in
Coronation's Audited Financial Statements for the year ended December 31, 2002, in the Form 10-KSB as amended filed with the SEC on March 31, 2003.

Interim results are not necessarily indicative of results for the full fiscal year.

CORONATION ACQUISITION, CORP

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2003 AND 2002

CORONATION ACQUISITION, CORP

      TABLE OF CONTENTS

PAGE #

      Financial Statements

      Balance Sheet

2

      Statement of Operations

3

      Statement of Stockholders' Equity

4

      Statement of Cash Flows

5

      Notes of Financial
Statements
6-7

Coronation Acquisition, Corp.

(A Development Stage Company)

(Unaudited) Balance Sheet

       March 31,
2003

       March 31,
2002

       December
31, 2002

       December
31, 2001

Assets

Current Assets

Cash

       $
-

       $
-

       $
-

       $
-

Total Current Assets

0

0

0

0

Other Assets

0

0

0

0

TOTAL ASSETS

       $
-

       $
-

       $
-

       $
-

      Liabilities and
Stockholders' Equity

      Current
Liabilities

      Officers' Advances
(Note #6)

$ 4,272

       $         290

$ 2,390

       $
80

'

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
           Officers Advances
      Payable
           Accounts Payable

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Three months ended March 31, 2003 versus three months ended March 31, 2002.

Results of Operations

As of March 31, 2003, Coronation's only activity has involved the completion of its Form 10SB, maintaining its regulatory filings with the SEC, and searching for a suitable merger or acquisition candidate. Coronation has not commenced business activities and has no assets or operations.

On March 31, 2003, Coronation entered into a Agreement and Plan of Exchange and Reorganization with Supreme Property, Inc., a privately held Illinois corporation. Supreme Property, Inc. is a licensed real estate brokerage and real estate acquisition firm. Under the terms of the merger agreement Supreme will merge into Coronation. After the transaction Supreme will no longer exist and
Coronation, as the surviving entity, will carry on the business of Supreme.
Coronation will be controlled by the former stockholders of Supreme Property,
Inc. and the board of directors will be the board of directors of Supreme
Property, Inc. immediately prior to the merger.

The transaction is subject to a number of conditions such as:

  Receipt of all stockholder approvals;

  A Form S-4 having been filed and become effective under the Securities Act of 1933;

  Receipt of all applicable state or other authorizations to issue the shares of Coronation;

  No legal restraint or prohibition which would prevent the merger;

  All representations and warranties provided in the merger must be materially true and correct;

  That there has been no material adverse change to the parties since signing the agreement; and

  The parties have performed all material obligations required to be performed by them under the merger agreement.

Management of Coronation and Supreme Property, Inc. expect to file a Form S-4 providing detailed information about the merger, the business of Supreme
Property, Inc., audited financial statements of Supreme Property, Inc. and unaudited pro forma financial statements of our combined companies within the seven days.

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

Not Applicable.

ITEM 4: CONTROLS AND
PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules
13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) as of a date within ninety days of the filing date of this quarterly report on Form
10-QSB. Based upon their evaluation, the Chief Executive Officer and Chief
Financial Officer have concluded that our disclosure controls and procedures are effective.

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

     Date: May 16,
2003

       /s/  Harry Miller
    By:_____________________________
Harry Miller, Chief Executive Officer, President, Secretary and Director