Form 10QSB
period 2003-09-30
CORONATION ACQUISITION CORP
filed 2003-11-14
CIK 1172319

OMB APPROVAL
OMB Number: 3235-0416
Expires: December 31, 2005
Estimated average burden hours per response: 174.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly nine month period ended: September 30, 2003

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

5,000,000 common shares issued and outstanding as of November 14, 2003

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

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The information in this report for the nine months ended Sept 30, 2003, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Coronation Acquisition Corp. ("Coronation" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The condensed consolidated financial statements should be read in conjunction with Coronation's financial statements and the notes thereto contained in Coronation's Audited Financial Statements for the year ended December 31, 2002, in the Form 10-KSB as amended filed with the SEC on March 31, 2003.

Interim results are not necessarily indicative of results for the full fiscal year.

CORONATION ACQUISITION CORP

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED FINANCIAL STATEMENTS

September 30, 2003 AND 2002

CORONATION ACQUISITION CORP

TABLE OF CONTENTS	PAGE #
Financial Statements
Balance Sheet	4
Statement of Operations	5
Statement of Stockholders' Equity	6
Statement of Cash Flows	7
Notes of Financial Statements	8-9

Coronation Acquisition, Corp.
(A Development Stage Company)

(Unaudited) Balance Sheet
Assets	September 30, 2003	Sept ember 30, 2002	December 31, 2002	December 31, 2001

Current Assets
Cash	$ -	$ -	$ -	$ -

Total Current Assets	0	0	0	0
Other Assets	0	0	0	0

TOTAL ASSETS	$ -	$ -	$ -	$ -

Liabilities and Stockholders' Equity
Current Liabilities
Officers' Advances (Note #6)	$ 0	$ 2390	$ 2,390	$ 80
Accounts Payable	0	0	446	0

Total Current Liabilities	0	2390	2,836	80
Stockholders' Equity: Common stock, $.001 par value, authorized 100,000,000 shares; 5,000,000 shares issued and outstanding at 03/31/03 03/31/02, 12/31/02 and 12/31/01 respectively

Additional paid in capital

Deficit accumulated during the development stage

	50 450 0	50 450 (2390)	50 450 (3,336)	50 450 (580)

Total Stockholders' Equity (Deficit)	(500)	(2890)	(2,836)	(80)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ -	$ -	$ -	$ -

See accompanying notes

Coronation Acquisition, Corp.
(A Development Stage Company)

(Unaudited) Statement of Operation
	9 Months Ended Sept. 30, 2003	9 Months Ended Sept. 30, 2002	Year Ended Dec. 31, 2002	Year Ended Dec. 31, 2001

Income
Revenue	$ -	$ -	$ -	$ -
Expenses
General and Administrative	1,858	2310	2,756	0

Total Expenses	1,858	2310	2,756	0
Net Loss	$ (1,858)	$ (2310)	$ (2,756)	$ 0

Net Loss per share Basic and diluted	$ (0.0000)	$ 0.0000	$ (0.0006)	$ 0.0000

Weighted average number of common shares outstanding	5,000,000	5,000,000	5,000,000	5,000,000

See accompanying notes

Coronation Acquisition, Corp.
(A Development Stage Company)

(Unaudited) Statement of Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Deficit accumulated during development stage
	Shares	Amount

Balance December 31, 2001	5,000,000	$50	$450	$(580)
Net loss 9 months ended Sept 30, 2002				(210)
Balance Sept 30, 2002	5,000,000	50	450	(790)

Balance December 31, 2002	5,000,000	50	450	(2,276)
Issue for Cash	0	0	0	0
Net loss nine months ended September 30, 2003				(1,858)
Balance September 30, 2003	5,000,000	50	450	(4,134)

Net loss year ended December 31, 2002				(2,276)
Balance December 31, 2002	1,052,600	50	450	(3,336)

See accompanying notes

Coronation Acquisition, Corp.
(A Development Stage Company)

(Unaudited) Statement of Cash Flows

	9 Months Ended Sept. 30, 2003	9 Months Ended Sept. 30, 2002	Year Ended Dec. 31, 2002	Year Ended Dec. 31, 2001

Cash Flows from Operating Activities
Net (Loss)	$ (1,858)	$ (2310)	$ (2,756)	$ -
Adjustments to reconcile net loss to cash (used) in operating activities
Changes in assets and liabilities Accounts Payable Officers Advances Payable	0 0	0 2310	446 2,310	0 80

Net Cash (used) in operating results	0	0	0	(500)

Cash Flows from Financing Activities Proceeds from issuance of common stock	0	0	0	500

Net increase (decrease) in cash	0	-	0	580
Cash at Beginning of Period	0	0	0	0
Cash at End of Period	$ -	$ -	$ -	$ 580

See accompanying notes

CORONATION ACQUISITION, CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2003 and 2002

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

Note 6 - Officers Advances

While the Company is seeking additional capital, an officer of the Company has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free. The balances due to Mr. Miller were $0 and $290 on Sept 30, 2003 and Sept 30, 2002, respectively, Mr. Miller having forgiven the advance of $4,272.

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

Nine months ended September 30, 2003 versus nine months ended September 30, 2002.

Results of Operations

As of September 30, 2003, Coronation's only activities have involved maintaining its regulatory filings with the SEC, searching for a suitable merger or acquisition candidate, negotiating with Supreme Property Inc., and preparing a Form S-4 and related amendments. Coronation has not commenced business activities and has no assets or operations.

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

The transaction is subject to a number of conditions such as:

  Receipt of all stockholder approvals;
  A Form S-4 having been filed and becomes effective under the Securities Act of 1933;
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

Management of Coronation and Supreme Property, Inc. filed a number of amendments to the Form S-4 originally filed  including an amended Form S-4 on November 10, 2003, providing detailed information about the merger, the business of Supreme Property, Inc., audited financial statements of Supreme Property, Inc. and unaudited pro forma financial statements of our combined companies.

Revenue

Coronation has had no revenue since inception and does not anticipate generating any revenue until it completes a merger, acquisition or business combination.

Loss Per Period/General and Administrative Expenses

Coronation's net loss for the nine months ended September 30, 2003 was $1,858 or approximately $1,648 more than recorded for the same period in 2002. The majority, if not all, of the costs and expenses Coronation has incurred over the last nine months have been related to the accounting and filing expenses made in connection with the Form 10-KSB, 10-QSBs and Form S-4 documents filed by Coronation with the SEC.

Coronation will continue to sustain operating expenses without corresponding revenues, at least until the consummation of a merger, acquisition or business combination. This will result in Coronation incurring a net operating loss which will increase continuously until Coronation can consummate a merger, acquisition or business combination with a profitable business opportunity.

Liquidity and Capital Resources

As of September 30, 2003 Coronation had no cash, no assets and no liabilities. Mr. Miller has forgiven the $4,272 previously owed by Coronation Mr. Miller by way of promissory note. Mr. Miller is the sole officer and director and Coronation.

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

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1955

This Form 10-QSB report may contain certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and/or releases, which represent our expectations or beliefs, including but not limited to, statements concerning our economic performance, financial condition, growth and marketing strategies, availability of additional capital, ability to attract suitable personal and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," "might," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important facts, including but not limited to those risk factors in Coronation's Registration Statement on Form S-4, as amended, originally filed with the SEC on May 27, 2003.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Coronation's knowledge, no lawsuits were commenced against Coronation during the nine months ended September 30, 2003, nor did Coronation commence any lawsuits during the same period.

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
CORONATION ACQUISITION CORP.
Date: November 14, 2003	/s/ Harry Miller By:_____________________________ Harry Miller, Chief Executive Officer, President, Secretary and Director