Form 10QSB
period 2004-03-31
CORONATION ACQUISITION CORP
filed 2004-05-14
CIK 1172319

OMB APPROVAL
OMB Number: 3235-0416
Expires: February 28, 2006
Estimated average burden hours per response: 182.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly three month period ended: March 31, 2004

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

5,000,000 common shares issued and outstanding as of May 15, 2004

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

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The information in this report is for the three month period ended March 31, 2004, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Coronation Acquisition Corp. ("Coronation" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The condensed consolidated financial statements should be read in conjunction with Coronation's financial statements and the notes thereto contained in Coronation's Audited Financial Statements for the year ended December 31, 2003, in the Form 10KSB as amended filed with the SEC on April 14, 2004.

Interim results are not necessarily indicative of results for the full fiscal year.

CORONATION ACQUISITION, CORP

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

CORONATION ACQUISITION, CORP
TABLE OF CONTENTS	PAGE #
Financial Statements
Balance Sheet	F-1
Statement of Operations	F-2
Statement of Stockholders' Equity	F-3
Statement of Cash Flows	F-4
Notes of Financial Statements	F-5-6

Coronation Acquisition, Corp.

(A Development Stage Company)

(Unaudited) Balance Sheet
	March 31 2004	March 31, 2003	December 31, 2003	December 31, 2002
Assets
Current Assets
Cash	$ -	$ -	$ -	$ -
Total Current Assets	0	0	0	0
Other Assets	0	0	0	0
TOTAL ASSETS	$ -	$ -	$ -	$ -

Liabilities and Stockholders' Equity
Current Liabilities
Officers' Advances (Note #6)	$ 4,248	$ 4,248	$ 4,248	$ 2,390
Accounts Payable	2,446	446	446	446
Total Current Liabilities	6,694	4,694	4,694	2,836

Stockholders' Equity: Common stock, $.001 par value, authorized 100,000,000 shares; 5,00,000 shares issued and outstanding at 03/31/04 03/31/03, 12/31/03 and 12/31/02 respectively

Additional paid in capital

Deficit accumulated during the development

stage

	50 450 (7,194)	50 450 (5,194)	50 450 (5,194)	50 450 (3,336)
Total Stockholders' Equity (Deficit)	(6,694)	(4,694)	(4,694)	(2,836)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ -	$ -	$ -	$ -

See accompanying notes

Coronation Acquisition, Corp.

(A Development Stage Company)

(Unaudited) Statement of Operations
	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Year Ended Dec. 31, 2003	Year Ended Dec. 31, 2002	Feb. 9, 2000 (inception) to Mar. 31, 2004
Income
Revenue	$ -	$ -	$ -	$ -	$ -
Expenses
General and Administrative	2,000	1,858	1,858	2,756	7,194
Total Expenses	2,000	1,858	1,858	2,756	7,194
Net Loss	$ (2,000)	$ (1,858)	$ (1,858)	$ (2,756)	$ (7,194)

Net Loss per share Basic and diluted	(0.0004)	(0.0004)	(0.0004)	(0.0006)	(0.0014)

Weighted average number of common shares outstanding	5,000,000	5,000,000	5,000,000	5,000,000	5,000,000

See accompanying notes

Coronation Acquisition, Corp.

(A Development Stage Company)

(Unaudited) Statement of Stockholder's Equity

	Common Stock		Additional Paid-In Capital	Deficit accumulated during development stage
	Shares	Amount
Balance December 31, 2002	5,000,000	$50	$450	$(3,336)
Net loss three months ended March 31, 2003				(1,858)
Balance March 31, 2003	5,000,000	50	450	(5,194)

Balance December 31, 2003	5,000,000	$50	450	(5,194)
Net loss three months ended March 31, 2004				(2,000)
Balance March 31, 2004	5,000,000	50	450	(7,194)

March 2, 2000 issued for cash	5,000,000	$50	450	-
Net loss, February 9, 2000 (inception) to December 31, 2000				(580)
Balance December 31, 2000	5,000,000	50	450	(580)

Net loss year ended December 31, 2001				0
Balance December 31, 2001	5,000,000	$50	450	580

Net loss year ended December 31, 2002				(2,756)
Balance December 31, 2002	5,000,000	$50	450	(3,336)

Net loss year ended December 31, 2003				(1,858)
Balance December 31, 2003	5,000,000	$50	450	(5,194)
See accompanying notes F-3

Coronation Acquisition, Corp.

(A Development Stage Company)

(Unaudited) Statement of Cash Flows

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Year Ended Dec. 31, 2003	Year Ended Dec. 31, 2002	Feb. 9, 2000 (inception) to Mar. 31, 2004
Cash Flows from Operating Activities
Net (Loss)	$ (2,000)	$ (1,858)	$ (1,858)	$ (2,756)	$ (7,194)
Adjustments to reconcile net loss to cash (used) in operating activities
Changes in assets and liabilities Officers Advances Payable Accounts Payable	2,000 0	0 1,858	0 2,756	0 2,756	2,446 4,249
Net Cash (used) in operating results	0	0	0	0	(500)
Cash Flows from Financing Activities Proceeds from issuance of common stock	0	0	0	0	(500)

Net increase (decrease) in cash	0	0	0	0	0
Cash at Beginning of Period	0	0	0	0	0
Cash at End of Period	$ -	$ -	$ -	$ -	$ -

See accompanying notes

CORONATION ACQUISITION, CORP

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

March 31, 2004 and 2003

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

Note 6 - Officers Advances

While the Company is seeking additional capital, an officer of the Company has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free. The balances due to Mr. Miller were $4,248 and $4,248 on March 31, 2004 and March 31, 2003, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this document.

The "Description of Business" and "Plan of Operation" of Coronation are incorporated by reference from the Coronation's Registration Statement on Form 10KSB, as amended, filed with the SEC on April 14, 2004.

Three months ended March 31, 2004 versus three months ended March 31, 2003.

Results of Operations

As of March 31, 2004, Coronation's only activity has involved the completion of its Form 10-KSB, maintaining its regulatory filings with the SEC, and searching for a suitable merger or acquisition candidate. Coronation has not commenced business activities and has no assets or operations.

On March 31, 2003, Coronation entered into a Agreement and Plan of Exchange and Reorganization with Supreme Property, Inc. ("Supreme"), a privately held Illinois corporation. The merger has not yet been completed as the parties have been working to clear a Form S-4 with the Securities and Exchange Commission.

Supreme is a licensed real estate brokerage and real estate acquisition firm. Under the terms of the merger agreement Supreme will merge into Coronation. After the transaction Supreme will no longer exist and Coronation, as the surviving entity, will carry on the business of Supreme. Coronation will be controlled by the former stockholders of Supreme and the board of directors will be the board of directors of Supreme immediately prior to the merger.

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

Management of Coronation and Supreme expect to file a Form S-4 providing detailed information about the merger, the business of Supreme Property, Inc., audited financial statements of Supreme and unaudited pro forma financial statements of our combined companies within the seven days.

Revenue

Coronation has had no revenue since inception and does not anticipate generating any revenue until it completes a merger, acquisition or business combination.

Loss Per Period/General and Administrative Expenses

Coronation's net loss for the three months ended March 31, 2004 was $0, approximately $1,858 less than recorded for the three-month period ending on March 31, 2003.

Coronation will continue to sustain operating expenses without corresponding revenues, at least until the consummation of a merger, acquisition or business combination. This will result in Coronation incurring a net operating loss which will increase continuously until Coronation can consummate a merger, acquisition or business combination with a profitable business opportunity.

Liquidity and Capital Resources

As of March 31, 2004 Coronation had no cash, no assets and $4,248 in liabilities of which the entire

$4,248 are funds owed to Mr. Miller its sole officer and director; this is in comparison to $4,272 in liabilities outstanding as of the three months period ending on March 31, 2003, owed entirely to Mr. Miller.

Coronation is dependent on Mr. Miller to meet all of its expenses. Mr. Miller, the sole officer and director of Coronation, has agreed to provide the necessary funds, without interest, for Coronation to meet its ongoing expenses when the obligation is incurred until Coronation consummates a merger, acquisition or business combination. All advances are interest-free.

Recent Accounting Pronouncements

In September 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activity," which was subsequently amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities: Deferral of Effective Date of FASB 133" and Statement No.138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities: an amendment of FASB Statement No. 133." SFAS 137 requires adoption of SFAS 133 in years beginning after September 15, 2000. SFAS 138 establishes accounting and reporting standards for derivative instruments and addresses a limited number of issues causing implementation difficulties for numerous entities. The Statement requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If the derivative qualifies as a hedge, depending on the nature of the exposure being hedged, changes in the fair value of derivatives are either offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or are recognized in other comprehensive income until the hedged cash flow is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. The Statement permits early adoption as of the beginning of any fiscal quarter. SFAS 133 will become effective for our first fiscal quarter of fiscal year 2004 and we do not expect adoption to have a material effect on our financial statements.

In December 1999, the SEC issued SAB 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain aspects of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. On March 24, 2000 and September 26, 2000, the SEC issued Staff Accounting Bulletin No. 101A and No. 101B, respectively, which extend the transition provisions of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999, which would be December 31, 2004 for us.

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

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1955

This Form 10-QSB report may contain certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and/or releases, which represent our expectations or beliefs, including but not limited to, statements concerning our economic performance, financial condition, growth and marketing strategies, availability of additional capital, ability to attract suitable personal and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," "might," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important facts, including but not limited to those risk factors in Coronation's Registration Statement on Form 10-KSB, as amended, filed with the SEC on March 31, 2003..

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Coronation's knowledge, no lawsuits were commenced against Coronation during the three months ended March 31, 2004, nor did Coronation Commence any lawsuits during the same period. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

ITEM 5. OTHER INFORMATION ITEM

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

Exhibit Number	Exhibit Title
3.1	Articles of Incorporation as Amended (incorporated by reference from our Form 10-SB Registration Statement, filed April 30, 2002)
3.2	Articles of Amendment (incorporated by reference from our Form 10-SB, filed April 30, 2002)
3.2	Bylaws (incorporated by reference from our Form 10-SB Registration Statement, filed April 30, 2002)
31.1	Certificate of CEO/CFO as Required by Rule 13a-14(a)/15d-14
31.2	Certificate of CEO/CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.1	Certificate of CEO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

b. Reports of Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Coronation Acquisition Corp.
Date: May 14, 2004	/s/ Harry Miller By:_____________________________ Harry Miller, Chief Executive Officer, President, Chief Financial Officer, Secretary and Director