Form 10QSB
period 2004-06-30
CORONATION ACQUISITION CORP
filed 2004-08-13
CIK 1172319

OMB APPROVAL

    OMB Number: 3235-0416

Expires: February 28, 2006

    Estimated average burden
hours per response: 182.00

        UNITED STATES

SECURITIES AND
        EXCHANGE COMMISSION

        Washington, D.C. 20549

FORM 10-QSB

[X]
    QUARTERLY REPORT UNDER SECTION
13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly six month period ended:
June 30, 2004

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

5,000,000 common shares issued and outstanding as of August 13, 2004

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

PART 1 - FINANCIAL
INFORMATION

ITEM 1. FINANCIAL
STATEMENTS

The information in this report is for the six month period ended June 30,
2004, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Coronation Acquisition
Corp. ("Coronation" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The condensed consolidated financial statements should be read in conjunction with Coronation's financial statements and the notes thereto contained in
Coronation's Audited Financial Statements for the year ended December 31, 2003, in the Form 10KSB as amended filed with the SEC on April 14, 2004.

Interim results are not necessarily indicative of results for the full fiscal year.

CORONATION ACQUISITION, CORP

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003

CORONATION ACQUISITION, CORP

    TABLE OF
CONTENTS
PAGE #

    Financial Statements

    Balance Sheet

F-1

    Statement of Operations

F-2

    Statement of Stockholders' Equity

F-3

    Statement of Cash Flows

F-4

    Notes of Financial
Statements
F-5-6

Coronation Acquisition, Corp.

(A Development Stage Company)

(Unaudited) Balance Sheet

       June 30
2004

       June 30,
2003

       December
31, 2003

       December
31, 2002

Assets

Current Assets

Cash

       $
-

       $
-

       $
-

       $
-

Total Current Assets

0

0

0

0

Other Assets

0

0

0

0

TOTAL ASSETS

       $
-

       $
-

       $
-

       $
-

       Liabilities and Stockholders'
Equity

Current Liabilities

       Officers' Advances (Note #6)

$ 6,694

$ 4,248

$ 4,248

$ 2,390

Accounts Payable

0

446

446

446

Total Current Liabilities

6,694

4,694

4,694

2,836

Stockholders' Equity: Common
      stock, $.001 par value, authorized 100,000,000 shares; 5,00,000 shares issued and outstanding at 06/30/04 06-3003, 12/31/03 and 12/31/02
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

       Six Months
       Ended June 30,
2004

       Six Months
       Ended June 30,
2003

       Year Ended
       Dec. 31,
2003

       Year Ended
       Dec. 31,
2002

       Feb. 9, 2000
       (inception) to

       June 30,
2004

Income

Revenue

       $
-

       $
-

       $
-

       $
-

       $
-

Expenses

General and Administrative

2,000

1,858

1,858

2,756

7,194

Total Expenses

2,000

1,858

1,858

2,756

7,194

Net Loss

$ (2,000)

$ (1,858)

$ (1,858)

$ (2,756)

$ (7,194)

       Net Loss per share
Basic and diluted

($0.0004)

($0.0004)

($0.0004)

($0.0006)

($0.0014)

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

Balance June 30, 2003

5,000,000

50

450

(5,194)

Balance December 31, 2003

5,000,000

$

50

450

(5,194)

      Net loss six months ended
June 30, 2004

(2,000)

Balance June 30, 2004

5,000,000

50

450

(7,194)

      March 2, 2000
issued for cash

5,000,000

$

50

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
2004

       Six Months
       Ended June 30,
2003

       Year Ended
       Dec. 31,
2003

       Year Ended
       Dec. 31,
2002

       Feb. 9, 2000
       (inception) to

       June 30,
2004

       Cash Flows from Operating
Activities

Net (Loss)

$ (2,000)

$ (1,858)

$ (1,858)

$ (2,756)

$ (7,194)

       Adjustments to reconcile net
      loss
to cash (used) in operating activities

       Changes in assets and
      liabilities
       Accounts Payable
Officers Advances Payable

       0
2,000

       0
1,858

       0
2,756

       0
2,756

       0
6,694

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

June 30, 2004 and 2003

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

Note 6 - Officers Advances

While the Company is seeking additional capital, an officer of the Company has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free. The balances due to Mr. Miller were $6,694 and $4,248 on June 30, 2004 and June 30, 2003, respectively.

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

Six months ended June 30, 2004 versus six months ended June 30, 2003.

Results of Operations

As of June 30, 2004, Coronation's only activity has involved the completion of its Form 10-KSB, maintaining its regulatory filings with the SEC, and searching for a suitable merger or acquisition candidate. Coronation has not commenced business activities and has no assets or operations.

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

Management of Coronation and Supreme Property, Inc. filed an amended Form S-4 on July 30, 2004, providing updated disclosure for the dates of the merger, updating disclosure through out the S-4 in reference to pro-forma, and audited financial statements. To date, Management has not received a response letter from the Securities and Exchange Commission to its latest amendments.

Revenue

Coronation has had no revenue since inception and does not anticipate generating any revenue until it completes a merger, acquisition or business combination.

Loss Per Period/General and Administrative Expenses

Coronation's net loss for the six months ended June 30, 2004 was $0, approximately $1,858 less than recorded for the six-month period ending on June
30, 2003.

Coronation will continue to sustain operating expenses without corresponding revenues, at least until the consummation of a merger, acquisition or business combination. This will result in Coronation incurring a net operating loss which will increase continuously until Coronation can consummate a merger, acquisition or business combination with a profitable business opportunity.

Liquidity and Capital Resources

As of June 30, 2004 Coronation had no cash, no assets and $6,694 in liabilities of which the entire $6,694 are funds owed to Mr. Miller its sole officer and director; this is in comparison to $4,694 in liabilities outstanding as of the six months period ending on June 30, 2004, owed entirely to Mr.
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

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
1955

This Form 10-QSB report may contain certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 or
by the Securities and Exchange Commission in its rules, regulations and/or releases, which represent our expectations or beliefs, including but not limited to, statements concerning our economic performance, financial condition, growth and marketing strategies, availability of additional capital, ability to attract suitable personal and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend,"
"could," "estimate," "might," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important facts, including but not limited to those risk factors in Coronation's Registration Statement on Form
S-4, as amended, filed with the SEC on July 30, 2004.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Coronation's knowledge, no lawsuits were commenced against
Coronation during the six months ended June 30, 2004, nor did Coronation
Commence any lawsuits during the same period. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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
ON FORM 8

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

Date: August 13, 2004

      /s/ Harry Miller

      By:_____________________________
      Harry Miller, Chief Executive Officer, President,
Chief Financial Officer, Secretary and Director