Form 10QSB
period 2004-09-30
CORONATION ACQUISITION CORP
filed 2004-11-12
CIK 1172319

OMB APPROVAL
OMB Number 3235-0416
Expires: January 31, 2007
Estimated average burden hours per response: 136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly six month period ended: September 30, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________

Commission file number: 000-49770

SUPREME REALTY INVESTMENTS, INC. (Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	43-195-4776 (IRS Employer Identification No.)

730 Sand Lake Road - Suite 500, Orlando, FL 32819 (Address of principal executive offices)

(407) 352-3690 (Issuer's telephone number)

CORONATION ACQUISITION CORP.
P.O. BOX 741, Bellevue, Washington, 98009 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
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

30,000,000 common shares issued and outstanding as of September 30, 2004

Transitional Small Business Disclosure Format (Check one): Yes [    ] No [ X ]

SUPREME REALTY INVESTMENTS, INC.

INDEX

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The information in this report is for the nine month period ended September 30, 2004, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Supreme Realty Investments, Inc. ("Supreme " or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The condensed consolidated financial statements should be read in conjunction with Supreme's financial statements and the notes thereto contained in Supreme's Audited Financial Statements for the year ended December 31, 2003, in the Form S-4 A/12 as amended filed with the SEC on August 18, 2004.

Interim results are not necessarily indicative of results for the full fiscal year.

SUPREME REALTY INVESTMENTS, INC.

UNAUDITED CONSOLIDATED BALANCE SHEET

As of September 30

	2004	2003
ASSETS:
Current Assets:
Cash & Cash Equivalents	$15,488	12,103
Accounts Receivable	89,120	16,140
Total Current Assets	104,608	28,243
Real Estate Investments:
Existing Properties	1,966,000	425,700
New Property Acquisitions	-0-	1,540,300
Gross Properties	1,966,000	1,966,000
Less: Accumulated Deprec.	(168,297)	(72,103)
Total Real Estate Investments	1,797,703	1,893,897

Total Investments	1,797,703	1,893,987
Other Assets:
Furniture/Fixtures/Equipment	11,662	11,140
Less: Accumulated Deprec.	(5,974)	(3,116)
Total Other Assets	5,688	8,024

TOTAL ASSETS	1,907,999	1,930,164

LIABILITIES:
Current Liabilities	1,311,157	3,717
Officers Advances	-0-	-0-
Notes Payable	12,000	37,600
Mortgages Payable	-0-	1,245,094
Total Liabilities	1,312,983	1,286,411
STOCKHOLDER'S EQUITY:
Common Stock, $0.01 par, 200,000,000 authorized, 30,000,000 outstanding	30,000	19,338
Additional Paid In Capital	634,902	707,790
Retained Earnings (Deficit)	(78,275)	(83,375)
Total Stockholder Equity	586,628	643,753

TOTAL LIABILITIES & EQUITY	1,907,999	1,930,164

SUPREME REALTY INVESTMENTS, INC.

UNAUDITED CONSOLIDATED STATEMENT OF EARNINGS

For the Nine Months Ended September 30

	2004	2003
REVENUES:
Revenues from Rental Properties	$122,427	119,448
Property Operating Expenses:
Real Estate Taxes	9,000	9,000
Mortgage Interest	-0-	26,257
Operations and Maintenance	19,983	28,303
Depreciation and Amortization	55,240	44,913
Total Property Expenses	87,223	110,115

Profit (Loss) from Rental Properties	35,204	9,333
Income from Mortgage Banking	52,000	-0-
Income from Realty & Management	-0-	-0-
OPERATING RENTAL PROFIT (LOSS) :	87,204	9,333
EXPENSES:
Salaries, Commissions, & Employee Benefits	30,102	28,376
General & Administrative Expenses	52,178	64,332
Interest Expense	-0-	-0-
Depreciation & Amortization	1,642	1,642
TOTAL EXPENSES	83,922	94,350

NET INCOME(LOSS) Before Taxes & Extraordinary Items	3,282	(85,017)
Provision for Income Taxes	(492)	-0-
NET INCOME(LOSS)	2,790	(85,017)

Weighted Average Common Shares Outstanding	30,000,000	19,338,827

NET INCOME per Common Share	0.00	0.00

SUPREME REALTY INVESTMENTS, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOW

For the Nine Months Ended September 30

	2004	2003
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	2,790	(85,017)
Adjustments to reconcile net income to cash provided by Operating Activities
Depreciation and Amortization	56,882	46,555
Provision for Income Taxes	492	-0-
(Increase) Decrease in Receivables	(72,980)	-0-
(Increase) Decrease in Prepaid Expenses	-	-0-
Increase (Decrease) in Current Liabilities	27,870	1,278,223
Net Cash from Operating Activities	15,054	1,239,761

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of Furniture, Fixtures, & Equipment	-0-	(522)

Proceeds from the Sale of:
Furniture, Fixtures, & Equipment	-0-	-0-
Real Estate Improvements	-0-	-0-
Net Cash from Investing Activities	-0-	(522)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from:
Borrowings-Mortgages	-0-	-0-
Issuance of Common Stock	-0-	-0-
Payments for:
Debt Repayment	(2,949)	(1,229,136)

Net Cash from Financing Activities	(2,949)	(1,229,136)

Net Change In Cash	12,105	10,103
Cash Balance, January 1	3,383	2,000

Cash Balance, September 30	15,488	12,103

SUPREME REALTY INVESTMENTS, INC

Statement of Changes in Stockholders' Equity

As of September 30, 2004

	Common Stock		Additional Paid in Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount

Balance January 1, 2003	19,356,327	64,356	568,146	(6,776)	-0-	625,726
Common Stock Issued	-0-	-0-	-0-	-0-	-0-	-0-
Net Income	-0-	-0-	-0-	(74,288)		(74,288)
Treasury Stock Acquired	(100,000)	-0-	35,000	-0-	-0-	35,000
Treasury Stock Reissued	82,500	-0-	-0-	-0-	(17,500)	(17,500)
Balance January 1, 2004	19,338,827	64,356	603,146	(81,064)	(17,500)	568,938

Common Stock Cancelled	(19,338,827)	(64,356)	-0-	-0-	17,500	(46,856)
Net Income	-0-	-0-	-0-	2,790	-0-	2,790
Common Stock Issued-Post Merger	30,000,000	30,000	31,756	-0-	-0-	61,756
Balance, September 30, 2004	30,000,000	30,000	634,902	(78,275)	-0-	586,627

NOTES TO INTERIM FINANCIAL STATEMENTS

  Summary of Significant Accounting Policies

Basis of Presentation

A summary of the significant accounting policies of Supreme Realty Investments, Inc. ("the Company") is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. The accounting policies used conform to generally accepted accounting principles which have been consistently applied in the preparation of these financial statements. The financial statements herein are presented using the accrual basis of accounting.

Nature of Operations

Supreme Realty Investments, Inc. is a real estate operating company primarily engaged in the acquisition, operation, and disposition of real properties and loans secured by real properties. Through its and its wholly-owned subsidiary, Supreme Capital Funding, Inc., it also engages in mortgage banking activities such as loan origination, servicing, and brokering real estate loans to and from lending institutions and institutional investors.

The Company acquires real property either directly in fee simple, or indirectly through ownership of beneficial interests in land trusts or partnerships that hold title to the real property. The Company believes that, in some cases acquiring indirect interests in real property is advantageous because it gives us flexibility in addressing the financial and risk management considerations presented by the particular property when debt financing may not be appropriate or when the Company is trying to avoid exposing its entire portfolio to litigation as the result of personal injuries resulting from environmental hazards or other unforeseen conditions on the property.

The Company's policy is to acquire properties primarily for current income. However, income from, and appreciation of its properties may be adversely affected by general and local economic conditions, neighborhood values, competitive overbuilding, weather, casualty losses, and other factors beyond its control. The value of real properties may also be affected by the cost of compliance with regulations and liability under applicable environmental laws, changes in interest rates, and the availability of financing. Income properties are also adversely affected if a significant number of tenants are unable to pay rent or if available space cannot be rented on favorable terms. Currently, 100% of the Company's portfolio is held in apartment buildings located in Chicago, Illinois.

Investments in Real Estate Securities or other Passive Interests

From time to time, Supreme will also invest in the interests of others primarily engaged in real estate activities. The Company will invest in the common stock of other public and private real estate operating companies, real estate investment trusts, partnerships, or joint ventures. The primary opportunities the Company will consider are industrial buildings and low-income housing developments. The Company's acquisition committee will apply the same underwriting criteria as applied in its direct investments.

Mortgage Banking Operations

The Company, through its subsidiary Supreme Capital Funding, Inc., will acquire 1st or 2nd mortgages, on single-family dwellings and apartment buildings, insured or guaranteed by the FHA, VA, or private mortgage insurance, which are held by banks or other institutional lenders. Not more than 20% of our total assets may be invested in any type of mortgage and not more than 1% of our total assets may be invested in any one mortgage.

The Company will acquire these mortgages and package them for resale. The Company applies the same rigorous underwriting analysis to the acquisition of these loans that It does to the direct acquisition of property. The Company looks to enhance its total returns through increased yields or, upon sale, the realization of some or the entire discount at which they were acquired.

Direct Lending and Joint Participation

In some cases, particularly land development (or redevelopment), the Company's Acquisition Committee will apply the same underwriting criteria as applied in its direct investments to make direct loans to developers for the construction and sale of multi-family housing or commercial properties.

Loan Origination and Brokerage

To generate fees associated with the origination of mortgage loans, the Company relies on the relationships of the senior management of Supreme Capital Funding, Inc. with lenders and institutional investors. They have extensive experience in the mortgage lending and real estate finance industries and have cultivated extensive contacts with banks, wholesale lenders, other mortgage brokers, and direct borrowers.

The Company uses a variety of web-based lead generation tools along with direct marketing and solicitation of loan business from homebuyers and real estate brokers.

Since the Company's focus will be on residential borrowers with substandard credit, banks and other institutional lenders make referrals to the Company for loan opportunities that they do not wish to underwrite.

The Company's management has formal brokerage agreements with several national mortgage lenders who underwrite the loan packages. Origination fees, administration fees, and document processing fees are paid to the Company at loan closing, by the lender, out of the loan proceeds.

  Principles of Consolidation and Estimates

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Generally accepted accounting principles ("GAAP") requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during a reporting period. The most significant assumptions and estimates relate to the valuation of real estate, depreciable lives, revenue recognition, and the recoverability of trade accounts receivable. The application of these estimates requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

The most significant assumptions and estimates relate to the valuation of real estate, depreciable lives, revenue recognition, and the recoverability of trade accounts receivable. The application of these estimates requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

  Real Estate Investments

Supreme currently holds interests in the following properties:

  12-unit apartment building in Chicago, Illinois, acquired in June, 2001, by Installment Agreement for Warranty Deed at a cost of $600,000, which carries a non-recourse mortgage note in the amount of $480,000, which bears interest at a rate of 7%, and is due on June 1, 2004. Property is currently 92% occupied and stable.

  6-unit apartment building in Chicago, Illinois, acquired in July, 2002, by Installment Agreement for Warranty Deed at a cost of $500,000, which carries a non-recourse mortgage note in the amount of $400,000, which bears interest at a rate of 7% and is due on July 1, 2004. Property is currently 100% occupied and stable.

  6-unit apartment building in Chicago, Illinois, acquired in February 2002, by Installment Agreement for Warranty Deed at a cost of $586,000, which carries a non-recourse first mortgage note in the amount of $131,000, which bears interest at a rate of 7% and is due on February 1, 2031, and a second mortgage note in the amount of $20,000, which bears interest at a rate of 6.25%, and is due on May 5, 2007. The property is currently unoccupied and scheduled for demolition. Supreme plans to erect a new, 5-unit town home development on the site at a cost of $700,000. Construction will be financed with all equity and the town home units will then be sold for approximately $190,000 - $210,000 each. The existing mortgages will paid out of proceeds from the sale of the units.

  4-unit apartment building in Chicago, Illinois acquired in August, 2001, by Installment Agreement for Warranty Deed at a cost of $280,000, which carries a non-recourse mortgage note in the amount of $224,000, which bears interest at a rate of 7% and is due on August 1, 2004. Property is currently 100% occupied and stable.

Description	Encumbrances	Initial Cost	Cost Capitalized	Gross amount carried at close of period	Accumulated Depreciation	Date of Acquisition

12-Unit ApartmentBldg(1)	$ 480,000	$ 600,000	-0-	$ 600,000	$ 50,510	June, 2001
6-Unit Apartment Bldg(2)	$ 400,000	$ 500,000	-0-	$ 500,000	$ 33,323	July, 2002
6-Unit Apartment Bldg(3)	$ 151,000	$ 586,000	-0-	$ 586,000	$ 31,963	February, 2002
4-Unit Apartment Bldg(4)	$ 224,000	$ 280,000	-0-	$ 280,000	$ 24,697	August, 2001

TOTALS	$ 1,255,000	$ 1,966,000	0	$ 1,966,000	$ 140,493

Real Estate Investments are recorded at cost, less accumulated depreciation. If there is an event or change of circumstances that indicates that the basis of a property may not be recoverable, then management will assess any impairment in value by making a comparison of (i) the current and projected operating cash flows (undiscounted and without interest charges) of the property over its remaining useful life and (ii) the net carrying amount of the property. If the current and projected operating cash flows are less than the carrying value of the property, the carrying value would be written down to an amount to reflect the fair value of the property.

Depreciation has been computed using the straight-line method over the estimated useful lives of 27.5 years.

Expenses for maintenance and repairs are charged to operations as incurred. Significant renovations are capitalized.

  Revenue Recognition

  All residential leases are for 1 year or less. Thus, rental revenues are recognized in the month they are earned. Revenues from fees include brokerage commissions, management fees, development fees, origination fees, administration fees, and document processing fees and referral fees. All fee-base revenues are recognized when the service has been performed and the fee is due and payable.

  Income Taxes

  The Company and its subsidiary file a consolidated federal income tax return.

  Deferred Tax Assets, Liabilities, and Valuation Allowances

SFAS 109 requires a non-public entity to disclose the total of all deferred tax liabilities, deferred tax assets, the types of temporary differences, or carry forwards, and the nature of any significant reconciling items presented in the financial statements.

Management has provided for tax loss carry-forwards of 15,691 for 2002, and $74,299 for 2003. The tax loss carry-forwards expire in 2022 and 2023 respectively.

  Investment in Affiliates

The Company has one wholly-owned subsidiary, Supreme Capital Funding, Inc., of which it owns 100% of the outstanding common stock. In 2002, the Company issued 100,000 shares of its common stock to the subsidiary, in exchange for 100% (1,000,000 shares) of the subsidiary's stock. The Company's shares had a stated value of $1.00.

The subsidiary then filed an application for a mortgage banking license in the state of Illinois. Since it had not been granted the license, the subsidiary had not commenced operations, and there were no earnings or losses during the period to adjust to reflect the Company's share of such earnings or losses.

SFAS 94 requires investments in companies in which the parent company has the ability to influence operations and finances to be accounted for by the consolidation method.

On December 5, 2003, the subsidiary was granted a mortgage banking license by the State of Illinois Office of Banks and Real Estate and commenced operations. The consolidation method was used to account for the parent's investment from its inception through the 2003 fiscal year.

As a result of applying the consolidation method, all significant intercompany balances and transactions have been eliminated in consolidation. The Company's stock issued to its subsidiary was reacquired and recorded as Treasury Stock.

  Recent Accounting Pronouncements

In August 2001, the FASB issued Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 establishes a model for measurement and reporting the impairment of assets to be disposed of by sale and addresses accounting for a segment of a business accounted for as a discontinued operation. SFAS 144 is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes SFAS 121 and thereby removes Goodwill from its scope and eliminates the requirement to allocate Goodwill to long-lived assets to be tested for impairment in business segments that are discontinued. Supreme has accounted for the write down of the Goodwill associated with its discontinued property management segment in accordance with SFAS 144.

In December 2002, the FASB issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure" ("FAS 148"), an Amendment of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 148 amends FAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation.

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

Management believes that any other newly required pronouncements are not applicable.

  Proposed Acquisitions

The Company is currently in negotiations with the owners or representatives of the following properties:

  198-room, limited-service hotel in Orlando, Florida
  651-room, resort hotel in Orlando, Florida
  180-room, resort hotel in Boca Raton, Florida
  263-room, full service hotel in Detroit, Michigan
  197-room, full service hotel in St. Louis, Missouri
  185-room, full service hotel in Dayton, Ohio; and
  283-room, full service hotel in Tulsa, Oklahoma

SFAS 5 requires the disclosure of contingencies involving uncertainty that may result in a gain or loss to the Company that will ultimately be resolved when one or more future events occur or fail to occur. For purposes of this statement, the likelihood that a future event will occur can range from remote, to reasonably possible, to probable. SFAS 5 further states that, in the event of a gain contingency, care must be exercised to avoid misleading implications as to the likelihood of realization. Management does not consider it reasonably probable that these proposed acquisitions are likely to occur.

  Notes Payable

  Notes Payable includes $12,000 balance due on Supreme Realty Investments, Inc.'s note for the purchase of substantially all of the assets from its predecessor company, Supreme Property Management & Sales, Inc., (i.e., John Davis). Terms of the note to John Davis are 0% interest, amortized over 60 months at $600.00/month.

  Mortgages Payable

Four (4) parcels of property are being purchased by Installment Agreement for Warranty Deed, over a term of thirty (30) years. The notes bear interest at the rate of 7% per annum. Interest only payments are payable in quarterly installments, with balloon payments of the outstanding principal on maturity dates which were extended to December, of 2004. Since the principal balances are due and payable within the current fiscal year, Mortgages Payable have been reclassified as Current Liabilities.

	Principal Payments Each Year
	2003	2004	2005	2006	2007
12-Unit Apartment Bldg(1)	5,052	474,948	-0-	-0-	-0-
6-Unit Apartment Bldg(2)	4,210	395,790	-0-	-0-	-0-
6-Unit Apartment Bldg(3)	1,589	149,411	-0-	-0-	-0-
4-Unit Apartment Bldg(4)	2,358	221,642	-0-	-0-	-0-

TOTALS	13,209	1,241,791	-0-	-0-	-0-

  Common Stock Transactions

In December, 2003, as a result of changing to the consolidation method of accounting for an investment in its subsidiary, the Company reacquired 100,000 shares of its own stock from its subsidiary and recorded them as Treasury Stock. 82,500 of those Treasury shares were reissued to non-related parties at an average price of $0.21 per share. The proceeds from this sale, $17,500 were used for operating capital.

On March 31, 2003, the Company entered into an Agreement and Plan of Exchange and Reorganization ("the Merger") with Coronation Acquisition Corp. ("Coronation"). Coronation is a reporting "blank check" company formed in 2000, in the state of Nevada, solely for the purposes of effecting a merger or acquisition of an operating company.

The respective boards of directors and majority stockholders of each company spent considerable time reviewing the terms of the merger, the background of their respective business operations, management, and the future business potential and plans of the combined entities.

Based on these and other considerations, the Board of Directors of each company, together with their respective majority stockholders, believes that the transactions contemplated by the merger agreement, are fair and in the best interest of each company.

On August 27, 2004, Coronation and Supreme completed the merger when the following specific conditions were satisfied: (a) receipt of all stockholder approvals; (b) Form S-4 Registration Statement having become effective under the Securities Act of 1933 and all state securities permits or authorizations necessary to issue the shares of Coronation have been obtained; (c) no legal restraints or prohibitions which would prevent the consummation of the merger; (d) the representations and warranties of Coronation and Supreme under the merger agreement must be materially true and correct; (e) that there have been no material adverse change to the parties since signing the agreement; and (f) the parties have performed all material obligations required to be performed by them under the merger agreement.

The merger became effective on August 30, 2004 when the certificate of merger was filed with the Secretary of State of the States of Nevada and Illinois.

No regulatory approval is required in order to consummate the merger other than the successful registration of the shares to be issued in connection with the merger by the Securities and Exchange Commission and all applicable State securities regulators.

As a result of the merger, Supreme's stockholders will be entitled to receive 1.3953 shares of common stock of Coronation for each share of Supreme that they own. Coronation will not issue any fractional shares of common stock in connection with the merger. Instead, if fractional shares should occur as a result of the exchange rate, such fractional shares will be rounded down.

Coronation will issue approximately 27,000,000 shares of common stock to Supreme stockholders in connection with the merger. Supreme's stockholders will own approximately 89.98% of the outstanding common stock of Coronation after the merger. As of December 31, 2003, there were 19,338,327 shares of Supreme common stock outstanding, 17,500 shares of Treasury Stock outstanding, and no warrants or options. The Board of Directors of Supreme and Coronation have agreed to issue 1,650,000 or approximately 5.52% of the outstanding common stock to Nick Segounis and John Coleridge, who provided services in connection with the merger agreement. These shares will be registered under a separate registration statement. These parties were integral in introducing Supreme and Coronation to one another.The remaining 1,350,000 shares, which will represent 4.5% of the issued and outstanding share capital of Coronation on closing of the merger, will be retained by Mr. Harry Miller, President of Coronation.

Supreme will place appropriate legends on the certificates of any common stock of the Company to be received by affiliates of Supreme which are subject to the resale rules of Rule 144. In addition, affiliates of Supreme have also acknowledged the resale restrictions imposed by Rule 145 under the Securities Act of 1933 on shares of common stock of Coronation to be received by them in the merger.

All shares of common stock of Coronation received by the stockholders of Supreme in connection with the merger will be freely transferable unless the shareholder is considered an affiliate of either Coronation or Supreme under the federal securities laws.

The majority stockholders of Supreme and others have agreed to enter into a voluntary escrow agreement regarding the resale of their shares. Under the escrow agreement the stockholders have agreed to not resell 75% the shares of Coronation they will receive under the merger until Coronation has obtained a minimum of $3,000,000 in new debt or equity financing to advance its business. At that time an additional 25% of the shares will be released for resale with an additional 25% being released every three months until 100% of the shares escrowed have been released.

  Market for Common Equity and Related Stockholder Matters

  The shares of Supreme are not quoted for trading on any national market or quotation system. There can be no certainty that the shares of Supreme will ever trade in a public market.

  On August 28, 2004, the Board of Directors adopted and the shareholders approved, a Stock Option and Restricted Stock Plan. The purpose of the plan is to advance the interests of the Corporation by enhancing the ability of the Corporation and its subsidiaries to attract and retain officers, employees and non-employee directors to the Corporation, to reward such individuals for their contributions and to encourage them to take into account the long-term interests of the Corporation through interests in the Corporation's Common Stock. The Plan provides for the grant of options to acquire Stock ("Options"), which may be non-qualified stock options ("NQSOs") within the meaning of the Internal Revenue Code of 1986, as amended (the "Code"), and awards of Stock subject to certain restrictions ("Restricted Stock"). Under the Plan, Restricted Stock consists exclusively of (i) Stock subject to performance-based restrictions intended to comply with the provisions of Section 162(m) of the Code ("Performance-Based Restricted Stock) and (ii) Stock awarded to non-employee directors in lieu of some or all of the cash compensation such directors would otherwise receive for their service as directors ("Non-employee Director Restricted Stock").

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	16,000,000	$0.10	34,000,000
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	16,000,000	$0.10	34,000,000

No dividends have been declared or paid.

  Commitments

Employment Obligations

The Company has entered into automatically renewing, one-year employment agreements with its V.P. of Finance, V.P. of Property Management, and V.P. of Acquisitions, and President of its subsidiary. In the event of termination other than for cause, the contracted employee will receive a lump sum benefit.

Lease Obligations

In April, 2000, Supreme Realty Investments, Inc. began leasing office space at an annual rental rate based on the amount of square footage the Company occupies. The lease expired in April, 2004, and the company's subsidiary continues to occupy the space on a month-to-month basis. The company leases office space at 7380 Sand Lake Road - Suite 500, Orlando, Florida on a month-to-month basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

Revenues from Continuing Operations

Rental revenue increased to $122,427 for the 9-month period ended September 30, 2004 compared to $119,448 for the 9-month period ended September 30, 2003. The increase in rental revenue in 2004 can be attributed to the fact that several vacant apartments were rented during the period.

Upon commencing operations in January, 2004, income from the Mortgage Banking segment increased from -0- to $52,000 during the 9-month period ending September 30, 2004.

Expenses from Continuing Operations.

Total expenses from continuing operations decreased from $204,465  for the 9-month period ended September 30, 2003 to $171,145 for the 9-month period ended September 30, 2004 , a net decrease of $33,320.

  Property operating expenses decreased by $22,892 for the 9-month period ended September 30, 2004 compared to the 9-month period ended September 30, 2003. This expense decrease is primarily attributable to lower mortgage interest costs due to a restructuring of the terms of the mortgage loan agreements and better operating efficiency.
  Property Depreciation and Amortization increased by $10,327 for the for 9-month period ending September 30, 2004 compared to the same period ending September 30, 2003. This reflects the fact we now operate four apartment buildings.
  Salaries, commissions and employees benefits remained stable.
  General and administrative expenses decreased by $12,154 for the for 9-month period ending September 30, 2004 compared to the same period ending September 30, 2003. This reflects the fact that fewer expenses were paid to outside parties for legal, accounting, consulting, and other fees and expenses for services rendered in association with, and related to, the merger.
  Interest Expense reflects that fact that the only notes we have outstanding are non-interest bearing notes.
  Other Depreciation and Amortization reflects the depreciation on Office Furniture, Fixtures, and Equipment.

Net Income/Loss from Operations.

Net income from operations for the 9-month period ended September 30, 2004 was $ 2,790 versus net loss of $85, 017) for the 9-month period ended September 30, 2003. The net loss in 2003 is attributed primarily to expenses associated with the merger and increased depreciation expenses.

Liquidity and Capital Resources

For the 9-month periods ended September 30, 2004 and September 30, 2003, Supreme's net cash provided by operating activities totaled $15,054 and $1,239,761, respectively. This change relates directly to an increase in Supreme's receivables and reclassification of mortgages that become payable in 2004.

As of the 9-month period ended September 30, 2004, Supreme's unrestricted cash resources were $15,488 as compared to $12,103 as of the 9-month period ended September 30, 2003. The cash flow from our existing properties will not fund our future liquidity requirements. The principal source of Supreme's capital has been from funds received from operations, the issuance of common stock, and the use of non-recourse debt in association with the acquisition of its real properties.

Supreme intends to use its future capital to pay for non-recurring expenses related to the preparation of an equity or debt offering and to acquire more properties. Supreme also intends to increase its liquidity by issuing different classes of convertible preferred stock or convertible debentures to institutional investors in future offerings and by using cash provided from operations of its mortgage banking subsidiary and rents from its properties. At present, Supreme has no plans to increase its borrowings or add any new bank debt liabilities. Supreme intends to use the proceeds of any debt or equity offerings to acquire more properties and to pay off the existing long-term liabilities, namely the balloon mortgage payments coming due in summer, 2004. Further, from time to time the Board of Directors may elect to distribute some of its taxable income in the form of dividends to our stockholders. That could limit the amount of cash Supreme will have available for other business purposes or to grow through the use of retained earnings. Much of Supreme's ability to raise capital is dependent upon the relative attractiveness of its shares, and the supply of shares of competitive real estate entities currently trading in the marketplace.

Management of believes that it has identified a unique niche in its market by acquiring "distressed" properties and under-performing real estate loans from banks and other lending institutions. "Distressed" properties are properties that are not being operated at optimal efficiency and "under-performing" loans are loans that are currently past due or in default.

Cash provided by operations, equity transactions, and borrowings from lending institutions have generally provided the primary sources of liquidity to Supreme. Historically, Supreme has used these sources to fund operating expenses and to satisfy its debt service obligations.

With respect to the interim financial statements, management believes that there are no material trends, events, or uncertainties that have, occurred since the end of the last fiscal period, that have, or are reasonably likely to have, a material impact on the company's short-term or long-term liquidity or significant items of income or loss arising from continued operations. Likewise, there are no material changes in any line items on the financial statements or seasonal aspects that have had a material effect on the company's financial condition or the results of operations.

Off-balance sheet arrangements

Supreme does not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to its stockholders.

ITEM 3. CONTROLS AND PROCEDURES

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

Changes in internal controls.

There were no significant changes in Supreme's internal controls or in any factors that could significantly affect internal controls subsequent to the date of the Chief Executive Officer and the Chief Financial Officer's evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Supreme's knowledge, no lawsuits were commenced against Supreme during the 9-months ended September 30, 2004, nor did Supreme Commence any lawsuits during the same period. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Changes in Securities

The Company has increased the number of authorized shares of common stock to 200,000,000. Such authorization is set forth in the Articles of Merger filed with the Secretary of State of Nevada on October 21, 2004 and included as Exhibit 3.0.

Company has adopted a Stock Option and Restricted Stock Compensation Plan. A description of the plan is set forth in the Company's financial statements under Note 13.

Recent Sales of Unregistered Securities

None.

Recent Sales of Registered Securities

None.

Use of Proceeds

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION ITEM

Not Applicable

ITEM 6. EXHIBITS

a. Exhibits

Exhibit Number	Exhibit Title
3.0	Articles of Merger, filed with the Nevada Secretary of State on October 21, 2004
3.1	Articles of Incorporation, (incorporated by reference from our Form S-4 A/12, filed August 18, 2004)
3.2	Articles of Amendment (incorporated by reference from our Form S-4 A/12, filed August 18, 2004)
3.2	Bylaws (incorporated by reference from our Form S-4 A/12 Registration Statement, filed August 18, 2004)
31.1	Certificate of CEO/CFO as Required by Rule 13a-14(a)/15d-14
31.2	Certificate of CEO/CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.1	Certificate of CEO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

b. Reports of Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPREME REALTY INVESTMENTS, INC.
Date: November 12, 2004 By:	/s/ Thomas Elliott
Thomas Elliott, Chief Executive Officer

/s/ Jean LeRoy
Jean LeRoy, President, Chief Financial Officer