Form 10QSB/A
period 2004-09-30
SUPREME REALTY INVESTMENTS, INC.
filed 2004-11-16
CIK 1172319

OMB APPROVAL
OMB Number 3235-0416
Expires: January 31, 2007
Estimated average burden hours per response: 136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB /A

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

73 8 0 Sand Lake Road - Suite 500, Orlando, FL 32819 (Address of principal executive offices)

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