Form 10KSB
period 2004-12-31
SUPREME REALTY INVESTMENTS, INC.
filed 2005-04-15
CIK 1172319

        OMB APPROVAL
-----------------------------
-----------------------------
OMB Number 3235-0420
Expires: January 31, 2006
Estimated average burden
hours per response: 1646
-----------------------------
                                                             UNITED STATES
                                                  SECURITIES AND EXCHANGE COMMISSION
                                                        Washington, D.C. 20549
                                                              FORM 10-KSB

(Mark One)

[ X ]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the annual period ended          December 31, 2004
                                     ----------------------------------

[    ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                     to
                                      ------------       ---------------

Commission file number               000-49770
                                     ----------------------------------

   SUPREME REALTY INVESTMENTS, INC.
                          (Exact name of small business issuer as specified in its charter)

                                   Nevada                                                   43-195-4776
       (State or other jurisdiction of incorporation or organization)            (IRS Employer Identification No.)

                                  7380 Sand Lake Road - Suite 500, Orlando, FL 32819
                                       (Address of principal executive offices)

                                                    (407) 352-3690
                                             (Issuer's telephone number)

Securities Issued under Section 12(b) of the Exchange Act:

                  Title of Each Class                                 Name of Exchange on which registered

               $0.001 par value, common                              Over-the-Counter Bulletin Board(OTCBB)

Securities Issued under Section 12(g) of the Exchange Act:  None

                                                    Title of Class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [  X  ]  No  [    ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by
reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Issuer's revenues for the fiscal year ended December 31, 2004, were $63,405.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer as of April 8, 2005, based upon the last reported sales price on the OTCBB was $412,433.

                                                (APPLICABLE ONLY TO CORPORATE ISSUERS)

The Registrant's common stock outstanding as of April 8, 2005, was 30,000,000 shares.

                                                      DOCUMENTS INCORPORATED BY REFERENCE:

                                                                      None

Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|

                                                   SUPREME REALTY INVESTMENTS, INC.
                                                                10-KSB
                                                 FOR THE YEAR ENDED DECEMBER 31, 2004
                                                                 INDEX
------------- ------------ --------------------------------------------------------------------------- --------
                                                                                                          Page

------------- ------------ --------------------------------------------------------------------------- --------
Part I        Item 1       Description of Business                                                           4

------------- ------------ --------------------------------------------------------------------------- --------
              Item 2       Description of Property                                                           5

------------- ------------ --------------------------------------------------------------------------- --------
              Item 3       Legal Proceedings                                                                 7

------------- ------------ --------------------------------------------------------------------------- --------
              Item 4       Submission of Matter to a Vote of Security Holders                                7

------------- ------------ --------------------------------------------------------------------------- --------
Part II       Item 5       Market for Common Equity and Related Stockholder Matters                          7

------------- ------------ --------------------------------------------------------------------------- --------
              Item 6       Management's Discussion and Analysis or Plan of Operation                         8

------------- ------------ --------------------------------------------------------------------------- --------
              Item 7       Financial Statements                                                             11

------------- ------------ --------------------------------------------------------------------------- --------
              Item 8       Changes in and Disagreements with Accountants on Accounting and Financial        29
                           Disclosure

------------- ------------ --------------------------------------------------------------------------- --------
              Item 8A      Controls and Procedures                                                          29

------------- ------------ --------------------------------------------------------------------------- --------
              Item 8B      Other Information                                                                29

------------- ------------ --------------------------------------------------------------------------- --------
Part III      Item 9       Directors, Executive Officers, Promoters and Control Persons:  Compliance        29
                           with Section 16(a) of the Exchange Act

------------- ------------ --------------------------------------------------------------------------- --------
              Item10       Executive Compensation                                                           32

------------- ------------ --------------------------------------------------------------------------- --------
              Item 11      Security Ownership of Certain Beneficial Owners and Management and               32
                           Related Stockholder Matters

------------- ------------ --------------------------------------------------------------------------- --------
              Item 12      Certain Relationships and Related Transactions                                   32

------------- ------------ --------------------------------------------------------------------------- --------
              Item 13      Exhibits                                                                         32

------------- ------------ --------------------------------------------------------------------------- --------
              Item 14      Principal Accountant Fees and Services                                           32

------------- ------------ --------------------------------------------------------------------------- --------
                           Signatures                                                                       32
------------- ------------ --------------------------------------------------------------------------- --------

                                                                PART I

Item 1.  Description of Business

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

The Company acquires hotels and other real properties either directly in fee simple, or indirectly through ownership of beneficial interests in land trusts or partnerships that hold title to the real property. The Company believes that, in some cases acquiring indirect interests in real property is advantageous because it gives us flexibility in addressing the financial and risk management considerations presented by the particular property when debt financing may not be appropriate or when the Company is trying to avoid exposing its entire portfolio to litigation as the result of personal injuries resulting from environmental hazards or other unforeseen conditions on the property.

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

Investments in Real Estate Securities or other Passive Interests.  From time to time, Supreme will also invest in the interests of others primarily engaged in real estate activities. The Company will invest in the common stock of other public and private real estate operating companies, real estate investment trusts, partnerships, or joint ventures. The primary opportunities the Company will consider are residential housing developments. The Company's acquisition committee will apply the same underwriting criteria as applied in its direct investments.

Mortgage Banking Operations.  The Company, through its subsidiary Supreme Capital Funding, Inc., acquires 1st or 2nd mortgages, on single-family dwellings and apartment buildings. Not more than 20% of our total assets may be invested in any type of mortgage and not more than 1% of our total assets may be invested in any one mortgage.

The Company will acquire these mortgages and package them for resale. The Company applies the same rigorous underwriting analysis to the acquisition of these loans that it does to the direct acquisition of property. The Company looks to enhance its total returns through increased yields or, upon sale, the realization of some or the entire discount at which they were acquired.

Direct Lending and Joint Participation. In some cases, particularly land development (or redevelopment), the Company's Acquisition
Committee will apply the same underwriting criteria as applied in its direct investments to make direct loans to developers for the construction and sale of multi-family housing or commercial properties.

Loan Origination and Brokerage. To generate fees associated with the origination of mortgage loans, the Company relies on the relationships of the senior management of Supreme Capital Funding, Inc. with lenders and institutional investors. They have extensive experience in the mortgage lending and real estate finance industries and have cultivated extensive contacts with banks, wholesale lenders, other mortgage brokers, and direct borrowers.  The Company uses a variety of web-based lead generation tools along with direct marketing and solicitation of loan business from homebuyers and real estate brokers.

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

Item 2.  Description of Property

Investment Policies

Investment policies are established by the Board of Directors with respect to investing in real property interests and loans secured by real property. Such policies may be changed by the directors in response to economic and market conditions without vote of the stockholders; however the Board will promptly notify the shareholders in writing of any such change in policies. The percentage of assets invested in any one type of investment, property, loan, or security is set by the Board of Directors during its annual meeting. Under our current investment policy, not more than 20% of Supreme's total assets may be invested in any one property, loan, or security. Currently, we have exceeded this guideline with respect to one property which we hold as we have approximately 23% of our current total assets invested with that property. We expect this percentage will drop to below 20% as we develop our business model.

The number or amount of mortgages or other loans securing any one piece of real property may not exceed 90% of the property's appraised value.

Supreme's excess funds are generally held as cash or invested in short-term, highly liquid, interest-bearing securities, which may include short-term municipal bonds, time deposits, money market funds, commercial paper, and U.S. government securities.

Investments in Real Estate or other Property Interests.

Supreme acquires real property either directly in fee simple, or indirectly through ownership of beneficial interests land trusts or partnerships that hold title to the real property. Supreme believes that, in some cases acquiring indirect interests in real property is advantageous because it gives us flexibility in addressing the financial and risk management considerations presented by the particular property when debt financing may not be appropriate or when Supreme is trying to avoid exposing its entire portfolio to litigation as the result of personal injuries resulting from environmental hazards or other unforeseen conditions on the property.

Supreme's policy is to acquire properties primarily for current income. However, income from, and appreciation of its properties may be adversely affected by general and local economic conditions, neighborhood values, competitive overbuilding, weather, casualty losses, and other factors beyond its control. The value of real properties may also be affected by the cost of compliance with regulations and liability under applicable environmental laws, changes in interest rates, and the availability of financing. Income properties are also adversely affected if a significant number of tenants are unable to pay rent or if available space cannot be rented on favorable terms.

To help to mitigate these risks, our present policy goal is to diversify Supreme's portfolio across the following different property types, in rapidly-growing suburban areas, near large population centers, in the following economic regions or "belts":

Currently 100% of portfolio is held in apartment buildings located in Chicago, Illinois.

-12-unit apartment building in Chicago, Illinois, acquired by Installment Agreement for Warranty Deed at a cost of $600,000, which carries a non-recourse mortgage note in the amount of $480,000, which bears interest at a rate of 7%, and is due on
 December 15, 2005. Property is currently 92% occupied and stable.  The company leases the residential apartments pursuant to a Section 8-Housing Assistance Payments contract with the U.S. Dept. of Housing and Urban Development(HUD).

-4-unit apartment building in Chicago, Illinois acquired by Installment Agreement for Warranty Deed at a cost of $280,000, which carries a non-recourse mortgage note in the amount of $224,000, which bears interest at a rate of 7% and is due on
 December 15, 2005. Property is currently 100% occupied and stable.

-6-unit apartment building in Chicago, Illinois, acquired by Installment Agreement for Warranty Deed at a cost of $586,000, which carries a non-recourse first mortgage note in the amount of $131,000, which bears interest at a rate of 7% and is due on February 1, 2031. The property is currently unoccupied and scheduled for demolition.
Description	Encumbrances	Initial Cost	Cost Capitalized	Gross amount carried at close of period	Accumulated Depreciation	Date of Construction

12-Unit Apartment Bldg(1)	$ 480,000	$ 600,000	-0-	$ 600,000	$67,272	N/A
6-Unit Apartment Bldg(3)	$ 131,000	$ 586,000	-0-	$ 586,000	$47,945	N/A
4-Unit Apartment Bldg(4)	$ 224,000	$ 280,000	-0-	$ 280,000	$31,394	N/A

TOTALS	835,000	1,466,000	0	1,466,000	146,611

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

Proposed Real Estate Acquisitions

The Company has entered into a formal Letter of Intent to acquire the following portfolio of hotel properties from a Belgium-based company  for a total acquisition cost of $34 million, plus transaction costs:

- 263-room, full service hotel in Detroit, Michigan (DoubleTree Hotel)

- 197-room, full service hotel in St. Louis, Missouri (DoubleTree Hotel)

- 185-room, full service hotel in Dayton, Ohio (DoubleTree Hotel);  and

- 283-room, full service hotel in Tulsa, Oklahoma (Hilton Hotel)

The company plans to finance the transaction by issuing debentures and/or convertible securities trhough a private placement to institutional investors.

The properties have a total of 938 rooms and are located in close proximity to well-known tourist attractions, metropolitan airports, business centers, and convention facilities.  They are affiliated with well-known brands, such as Hilton Hotels, and DoubleTree Inn.

The properties currently have an average occupancy rate of 66%, an average daily rate (ADR) of $66.23, and approximately $23.1 million in gross revenues.

Item 3.  Legal Proceedings

The Company is not aware of any current, pending, or threatened litigation or proceedings that could have a material adverse effect on its results of operations, cash flows or financial condition.

Item 4.  Submission of Matter to a Vote of Security Holders

No matters were submitted during the fourth quarter of the period covered in this report to a vote of shareholders.

                                                                PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

 Market Information

The Company's common stock trades on the Over-the-Counter Bulletin Board (OTCBB) under the symbol "SUPR".

The range for high and low bids since the stock began trading on March 3, 2005 is $0.025 - $0.40.  The last reported price of the
Company's common stock, as of April 8, 2005, was $0.05.

Holders

As of December 31, 2004, there were approximately 58 holders of record of the Company's common stock.

Dividends

The Company has not paid any cash dividends since its inception. Any future dividends will be subject to the discretion of the
Company's Board of Directors and will depend upon, among other things, future earnings, the operating and financial condition of the
Company, its capital requirements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on the common stock will be paid in the future.

Securities Authorized for Issuance under Equity Compensation Plan

On August 28, 2004, the Board of Directors adopted and the shareholders approved a Stock Option and Restricted Stock Plan.  The purpose of the plan is to advance the interests of the Corporation by enhancing the ability of the Corporation and its subsidiaries to attract and retain officers, employees and non-employee directors to the Corporation, to reward such individuals for their contributions and to encourage them to take into account the long-term interests of the Corporation through interests in the
Corporation's Common Stock.  The Plan provides for the grant of options to acquire Stock ("Options"), which may be non-qualified stock options ("NQSOs") within the meaning of the Internal Revenue Code of 1986, as amended (the "Code"), and awards of Stock subject to certain restrictions ("Restricted Stock"). Under the Plan, Restricted Stock consists exclusively of (i) Stock subject to performance-based restrictions intended to comply with the provisions of Section 162(m) of the Code ("Performance-Based Restricted
Stock) and (ii) Stock awarded to non-employee directors in lieu of some or all of the cash compensation such directors would otherwise receive for their service as directors ("Non-employee Director Restricted Stock").
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

Item 6.  Management's Discussion And Analysis

2004 Developments

During the period the management continued to shift its focus away from residential multi-unit properties to hotel and other hospitality-related properties.  We sold our interests in one of our properties and we continue to actively market our interests in our other residential properties.  Management has determined that it is not economically feasible at this time to undergo the extensive renovations required to meet the standards required to qualify for the housing assistance payments that are necessary to operate affordable housing units profitably.

To better pursue opportunities in the hospitality sector, the Company moved its corporate headquarters to Orlando, Florida in
October, 2005.

In furtherance of our business strategy to acquire hotel properties, in December, the Company entered into a formal Letter of Intent to acquire a portfolio of four (4) hotel properties from a Belgium-based company.  The hotels fit our strategy of geographic diversification and are excellent candidates that can benefit from our property renovation and brand repositioning strategies.  All four of the hotels meet our criteria for their ability to enhance the performance of our portfolio, creating added value for our shareholders.

The Company plans to implement an extensive renovation plan to upgrade the properties by repositioning them to upscale select service hotels with premium brands to generate increased room rates commensurate with the improved quality.  We have entered into a master hotel management agreement with Sage Hospitalty, of Denver, Colorado to provide management and development services for the properties upon acquisition.

The company has entered into a private placement agency agreeement with the investment banking firm of M.R. Beal & Co., New York, NY to place up to $40 million of its debt and/or convertible securities in a private placement to institutional investors.  The funds will be used to acquire the hotels and the debt will be secured by first mortgages.

Results of Operations

Revenues from Continuing Operations

Rental revenue decreased to $48,405 for the year ended December 31, 2004 compared to $191,758 for the year ended December 31, 2003.
The decrease in rental revenue in 2004 can be attributed to the fact that one six-unit property was sold during the period and rent payments for twelve units were suspended under the terms of the HUD Rental Assistance contract pending mandated repairs.

Income from the Realty and Management segment increased from -0- to $15,000 during the year ending December 31, 2004, reflecting brokerage commissions earned on transactions closed during the period.

Expenses from Continuing Operations.

Total expenses from continuing operations decreased from $266,046 for the year ended December 31, 2003 to $204,664 for the year ended
December 31, 2004, a net decrease of $61,382.

1.       Property operating expenses decreased by $7,237 for the year ended December 31, 2004 compared to the year ended December 31,
         2003. This expense decrease is primarily attributable to lower mortgage interest costs due to a restructuring of the terms of the mortgage loan agreements and an increase in property repairs.

2.       Property Depreciation and Amortization decreased by $7,030 for the year ending December 31, 2004 compared to the same period ending December 31, 2003. This reflects the fact that we sold our interest in one of our apartment buildings during the period.

3.       Salaries, commissions and employees benefits decreased by $15,658, reflecting lower labor costs after we moved our corporate headquarters to Orlando, FL.

4.       General and administrative expenses decreased by $38,487 for the year ending December 31, 2004 compared to the same period ending December 31, 2003. This reflects the fact that fewer expenses were paid to outside parties for legal, accounting, consulting, and other fees and expenses for services rendered in association with, and related to, the merger.

5.       Other Depreciation and Amortization reflects the depreciation on Office Furniture, Fixtures, and Equipment.

6.       Gain(Loss) on Sale of Assest reflects the gain on the sale of our Illinois mortgage banking license and other intangible assets related to our mortgage banking operation.

7.       Gain(Loss) on Sale of Assets reflects the gain on the sale of our interest in one of our apartment buildings.

Net Income/Loss from Operations.

Net loss from operations for the year ended December 31, 2004 was $ (130,998) versus net loss of $(74,288) for the year ended
December 31, 2003. The net loss in 2004 is attributed primarily to expenses associated with the merger, loss of rental revenues, and non-cash depreciation charges.

Liquidity and Capital Resources

For the years ended December 31, 2004 and December 31, 2003, Supreme's net cash provided by operating activities totaled
($474,270)and $1,247,900, respectively. This change relates directly to a decrease in Supreme's receivables and payment of mortgages obligations that become payable in 2004.

As of the year ended December 31, 2004, Supreme's unrestricted cash resources were $4,126 as compared to $3,266 as of the year ended
December 31, 2003. The cash flow from our existing properties will not fund our future liquidity requirements. The principal source of Supreme's capital has been from funds received from operations, the issuance of common stock, and the use of non-recourse debt in association with the acquisition of its real properties.

Supreme intends to use its future capital to increase its liquidity by issuing different classes of convertible preferred stock or convertible debentures to institutional investors in future offerings and by using cash provided from operations of its mortgage banking subsidiary and rents from its properties. At present, Supreme has no plans to increase its borrowings or add any new bank debt liabilities. Supreme intends to sell its remaing apartment buildings and use the proceeds to pay off the existing current liabilities, namely the balloon mortgage payments coming due in December, 2005.  The Company plans to use the proceeds of any debt or equity offerings to acquire, renovate, and operate hotel properties.  Further, from time to time the Board of Directors may elect to distribute some of its taxable income in the form of dividends to our stockholders. That could limit the amount of cash Supreme will have available for other business purposes or to grow through the use of retained earnings. Much of Supreme's ability to raise capital is dependent upon the relative attractiveness of its shares, and the supply of shares of competitive real estate entities currently trading in the marketplace.

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

Management believes that there are material trends, events, or uncertainties that are reasonably likely to have a material impact on the company's short-term or long-term liquidity or significant items of income or loss arising from continued operations. The acquisitions of hotels are likely to produce material changes in line items on the company's financial statements, financial condition, and its results of operations.

Off-balance sheet arrangements

Supreme does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to its stockholders.

Item 7.  Financial Statements
REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTANT

To the Board of Directors of:

Supreme Realty Investments, Inc.

Orlando, Florida

We have been engaged to audit the accompanying balance sheets of Supreme Realty Investments, Inc., as of December 31, 2004 and 2003 and the related consolidated statements of operations, shareholders’ deficit and cash flows for the two years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We will conduct our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our will audit provide a reasonable basis for our opinion.

To date, we have not completed our audit engagement; therefore we do not express an opinion on the consolidated financial statements referred to above. We may amend our report upon completion of our audit engagement.

George Stewart

Certified Public Accountant

April 14, 2005

                                       CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                                          As of

                                                                        31-Dec            31-Dec          31-Dec
                                                                          2004              2003            2002
ASSETS:
    Current Assets:

      Cash or Cash Equivalents                                           4,126             3,266           2,000

      Accounts Receivable                                               7,379             9,600             -

                             Total Current Assets                       11,504            12,866           2,000
    Real Estate Investments

      Existing Properties                                            1,466,000         1,966,000         880,000

      New Acquisitions                                                    -                 -         1,086,000

      Gross Properties                                               1,466,000         1,966,000       1,966,000

      Less:  Accumulated Depreciation                                (190,551)         (122,091)        (50,600)

      Land and Other Non-Depreciable Property                             -                 -               -

                    Total Real Estate Investments                    1,275,449         1,843,909       1,915,400
    Other Assets:

       Goodwill & Other Intangibles                                          -                 -               -

       Less:  Amortization                                                   -                 -               -

       Furniture, Fixtures, and Equipment                               11,662            11,662          11,140

       Less:  Accumulated Depreciation                                 (6,514)           (4,339)         (2,163)

                               Total Other Assets                        5,148             7,323           8,977
                                                          --------------------- ----------------- ---------------
                                     TOTAL ASSETS                    1,292,101         1,864,098
                                                                                                       1,926,377
                                                          --------------------- ----------------- ---------------
LIABILITIES:

      Current Liabilities                                              851,017         1,263,160           5,051

      Notes Payable                                                          -            12,000          40,600

      Mortgages Payable                                                   -                 -         1,235,000

                                Total Liabilities                      851,017         1,275,160       1,280,651
STOCKHOLDERS' EQUITY
    Common Stock, $.001 par value, 200,000,000
authorized,                                                             30,000            64,356          64,356
        30,000,000 outstanding

    Additional Paid-In Capital                                         623,146           623,146         588,146

    Retained Earnings(Deficit)                                       (212,062)          (81,064)         (6,776)

    Less:   Treasury Stock                                                -             (17,500)            -

                       Total Stockholders' Equity                      441,084           588,938         645,726
                                                          --------------------- ----------------- ---------------
         TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    1,292,101         1,864,098
                                                                                                       1,926,377
                                                          --------------------- ----------------- ---------------

                   The accompanying notes are an integral part of these financial statements.

                                            CONSOLIDATED STATEMENT OF EARNINGS
                                                For the Fiscal Year Ended
                                                       December 31

                                                                                   2004               2003            2002
REVENUES:
                                                                                 48,405
      Revenues from Rental Properties                                                              191,758         174,864

      Revenues from Mortgage Banking                                                  -                  -               -
                                                                                 15,000
      Revenues from Realty & Management                                                                  -          84,835
                                                                   --------------------------------------------------------
                                                TOTAL REVENUES:                  63,405
                                                                                                   191,758         259,699
PROPERTY OPERATING EXPENSES:
                                                                                  5,739
      Real Estate Taxes                                                                             12,000          18,000

      Mortgage Interest                                                               -             17,036          43,723
                                                                                 48,463
      Operations and Maintenance                                                                    25,374          61,805
                                                                                 64,461
      Property Depreciation                                                                         71,491          43,188
                                                                   --------------------------------------------------------
                                        Total Property Expenses                 118,663
                                                                                                   125,900         166,716
GENERAL EXPENSES:
                                                                                 33,418
      Salaries, Commissions, & Employee Benefits                                                    49,076          49,553
                                                                                 50,394
      General & Administrative Expenses                                                             88,881          26,958
                                                                                  2,189
      Depreciation & Amortization                                                                    2,189          32,163
                                                                   --------------------------------------------------------
                                         Total General Expenses                  86,001
                                                                                                   140,146         108,674

                                                 TOTAL EXPENSES                 204,664            266,046         275,390

                                                                              (141,259)
INCOME BEFORE INVESTMENT ACTIVITIES                                                               (74,288)        (15,691)
                                                                                  4,200
      Gain(Loss)-on Sale of Assets                                                                       -               -

      Gain(Loss)-on Forgiveness of Debt                                               -                  -               -
                                                                                  6,061
      Gain(Loss)-on Sale of Properties                                                                   -               -
                                                                   --------------------------------------------------------
                                                                              (130,998)
NET INCOME(LOSS) Before Taxes & Extraordinary Items                                               (74,288)        (15,691)
                                                                   --------------------------------------------------------
      Provision for Income Taxes
                                                                                      -                  -               -

      Extraordinary Gains(Losses)                                                     -                  -               -
                                                                   --------------------------------------------------------
                                               NET INCOME(LOSS)               (130,998)
                                                                                                  (74,288)        (15,691)

Weighted Average Common Shares Outstanding                                   30,000,000         19,338,827      19,356,327

NET INCOME per Common Share                                                     ($0.00)            ($0.00)         ($0.00)

                        The accompanying notes are an integral part of these financial statements.

                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                                For the Fiscal Year Ended
                                                       December 31

                                                                                 2004                2003                2002
CASH FLOW FROM OPERATING ACTIVITIES:
                                                                            (130,998)
    Net Income                                                                                   (74,288)            (15,691)
    Adjustments to reconcile net income to cash provided by
    operating activities

    Depreciation and Amortization                                              66,650              73,680              75,351

    Provision for Income Taxes                                                      -                   -                   -

    (Increase) Decrease in Receivables                                          2,221             (9,600)              57,277

    (Increase) Decrease in Prepaid Expenses                                         -                   -                 734
                                                                            (412,143)
    Increase (Decrease) in Current Liabilities                                                  1,258,109            (10,993)
                                                                     ---------------------------------------------------------
                         Net Cash from Operating Activities                (474,270)           1,247,900
                                                                                                                      106,678

CASH FLOW FROM INVESTING ACTIVITIES:

    Purchases of Furniture, Fixtures, & Equipment                                   -               (522)             (2,000)

    Purchases of Real Estate Improvements                                           -                   -         (1,086,000)
    Proceeds from the Sale of:

    Furniture, Fixtures, Equipment, & Intangibles                               4,200                   -                   -
                                                                              450,000
    Real Estate Improvements                                                                            -                   -
                                                                              454,200
                         Net Cash from Investing Activities                                         (522)         (1,088,000)

CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from the Issuance of:

      Mortgages                                                                     -                   -             546,246

      Common Stock                                                             20,929              17,500             439,733
    Payments for:
                                                                                              (1,263,600)
      Debt Repayment                                                                                                  (3,400)

                         Net Cash from Financing Activities                    20,929         (1,246,100)             982,579

                                         Net Change In Cash                       859               1,278               1,257

                                    Cash Balance, January 1                     3,266               1,987                 730
                                                                     ---------------------------------------------------------
                                  Cash Balance, December 31
                                                                                4,125               3,266               1,987

                         The accompanying notes are an integral part of these financial statements.

                                         STATEMENT OF CHANGES IN STOCKHOLDERS'  EQUITY

                   Common Stock       Additional                    Treasury       Total
                                               Shares              paid in      Retained         Stock       Stockholders'
                                               Amount               Capital     Earnings      (common)           Equity

Beginning Balance, January 1, 2001         1,000,000    10,000       15,000            -             -           25,000

Common Stock Issued                        4,000,000    40,000      127,769            -             -          167,769

Net Income                                         -         -            -        8,915             -            8,915

Balance, December 31, 2001                 5,000,000    50,000      142,769        8,915             -         201,684

Common Stock Issued                       14,356,327    14,356      445,377            -             -          439,733

Net Income                                         -         -            -     (15,691)             -         (15,691)

Balance, December 31, 2002                19,356,327    64,356      588,146      (6,776)             -         625,726

Common Stock Issued                                -         -            -            -                              -

Net Income                                         -         -            -     (74,288)             -         (74,288)
Treasury Stock Acquired from
Subsidiary                                 (100,000)                 35,000                                      35,000

Treasury Stock Reissued                       82,500                                          (17,500)         (17,500)

Balance, December 31, 2003                19,338,827    64,356      623,146     (81,064)      (17,500)         568,938

Common Stock Issued In Merger             10,661,173  (16,856)                                                 (16,856)
Treasury Stock Reissued                               (17,500)                                  17,500

Net Income                                                                     (130,998)                      (130,998)
Balance, December 31, 2004                30,000,000    30,000      623,146    (212,062)           -0-          441,084

                                                     NOTES TO FINANCIAL STATEMENTS
1.       Summary of Significant Accounting Policies

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

         The Company acquires hotel properties either directly in fee simple, or indirectly through ownership of beneficial interests in land trusts or partnerships that hold title to the real property. The Company believes that, in some cases acquiring indirect interests in real property is advantageous because it gives us flexibility in addressing the financial and risk management considerations presented by the particular property when debt financing may not be appropriate or when the
         Company is trying to avoid exposing its entire portfolio to litigation as the result of personal injuries resulting from environmental hazards or other unforeseen conditions on the property.

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

         Investments in Real Estate Securities or other Passive Interests

         From time to time, Supreme will also invest in the interests of others primarily engaged in real estate activities. The
         Company will invest in the common stock of other public and private real estate operating companies, real estate investment trusts, partnerships, or joint ventures. The primary opportunities the Company will consider are residential housing developments. The Company's acquisition committee will apply the same underwriting criteria as applied in its direct investments.

         Mortgage Banking Operations

         The Company, through its subsidiary Supreme Capital Funding, Inc., acquires 1st or 2nd mortgages, on single-family dwellings and apartment buildings. Not more than 20% of our total assets may be invested in any type of mortgage and not more than 1%
         of our total assets may be invested in any one mortgage.

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

2.       Principles of Consolidation and Estimates

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

3.  Real Estate Investments

         Supreme currently holds interests in the following properties:

-12-unit apartment building in Chicago, Illinois, acquired by Installment Agreement for Warranty Deed at a cost of $600,000, which carries a non-recourse mortgage note in the amount of $480,000, which bears interest at a rate of 7%, and is due on
 December 15, 2005. Property is currently 92% occupied and stable.  The company leases the residential apartments pursuant to a Section 8-Housing Assistance Payments contract with the U.S. Dept. of Housing and Urban Development(HUD).

-4-unit apartment building in Chicago, Illinois acquired by Installment Agreement for Warranty Deed at a cost of $280,000, which carries a non-recourse mortgage note in the amount of $224,000, which bears interest at a rate of 7% and is due on
 December 15, 2005. Property is currently 100% occupied and stable.

-6-unit apartment building in Chicago, Illinois, acquired by Installment Agreement for Warranty Deed at a cost of $586,000, which carries a non-recourse first mortgage note in the amount of $131,000, which bears interest at a rate of 7% and is due on February 1, 2031. The property is currently unoccupied and scheduled for demolition.

                                                         Gross amount
                                                        carried at    Accumulated     Date of
 Description  Encumbrances   Initial Cost  Cost       close of period Depreciation  Construction
                                           Capitalized

12-Unit
Apartment         $ 480,000      $ 600,000        -0-       $ 600,000       $67,272           N/A
Bldg(1)
6-Unit
Apartment         $ 131,000      $ 586,000        -0-       $ 586,000       $47,945           N/A
Bldg(3)
4-Unit
Apartment         $ 224,000      $ 280,000        -0-       $ 280,000       $31,394           N/A
Bldg(4)

TOTALS            $ 835,000      $1,466,000        -0-      $1,466,000      $146,611

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

         During the fourth quarter of the fiscal year, the company sold all of its interests in one of its residential properties.  A tabular summary of that transaction follows.

                                         Gross amount                            Accumulated
                                           carried at                            Depreciation
                   Description           time of sale          Encumbrances
                                                                                                   Sale Price    Gain(Loss) on Sale

           6-Unit Apartment Bldg(2)         500,000               400,000            43,939         450,000                   6,061

4.       Proposed Real Estate Acquisitions

The Company has entered into a formal Letter of Intent to acquire the following portfolio of hotel properties from CITY HOTELS, NV, of Brussels, Belgium:

- 263-room, full service hotel in Detroit, Michigan (DoubleTree Hotel)

- 197-room, full service hotel in St. Louis, Missouri (DoubleTree Hotel)

- 185-room, full service hotel in Dayton, Ohio (DoubleTree Hotel);  and

- 283-room, full service hotel in Tulsa, Oklahoma (Hilton Hotel)

SFAS 5 requires the disclosure of contingencies involving uncertainty that may result in a gain or loss to the Company that will ultimately be resolved when one or more future events occur or fail to occur. For purposes of this statement, the likelihood that a future event will occur can range from remote, to reasonably possible, to probable. SFAS 5 further states that, in the event of a gain contingency, care must be exercised to avoid misleading implications as to the likelihood of realization. At this time, management considers it reasonably probable that these proposed acquisitions are likely to occur.

5.       Revenue Recognition

Rental revenues are recognized in the month they are earned. Revenues from fees include brokerage commissions, management fees, development fees, origination fees, administration fees, and document processing fees and referral fees. All fee-base revenues are recognized when the service has been performed and the fee is due and payable.

6.       Income Taxes

The Company and its subsidiary file a consolidated federal income tax return.

7.       Deferred Tax Assets, Liabilities, and Valuation Allowances

Management has provided for tax loss carry-forwards of $15,691 for 2002, and $74,299 for 2003, and $110,871 for 2004. The tax loss carry-forwards expire in 2022, 2023, and 2024 respectively.

8.       Investment in Affiliates

The Company has one wholly-owned subsidiary, Supreme Capital Funding, Inc., of which it owns 100% of the outstanding common stock.
SFAS 94 requires investments in companies in which the parent company has the ability to influence operations and finances to be accounted for by the consolidation method.

In 2002, the Company issued 100,000 shares of its common stock to the subsidiary, in exchange for 100% (1,000,000 shares) of the subsidiary's stock. The Company's shares had a stated value of 1.00.

The subsidiary then filed an application for a mortgage banking license in the state of Illinois. Since it had not been granted the license, the subsidiary had not commenced operations, and there were no earnings or losses during the period to adjust to reflect the
Company's share of such earnings or losses.

On December 5, 2003, the subsidiary was granted a mortgage banking license by the State of Illinois Office of Banks and Real Estate
and commenced operations in Illinois.   The company subsequently sold its assets in its Illinois operation and has applied for licensing in the states of Nevada and Florida.  To date, neither state has granted a mortgage banking license.

The consolidation method was used to account for the parent's investment from its inception through the 2003 fiscal year.  As a result of applying the consolidation method, all significant intercompany balances and transactions have been eliminated in consolidation. The Company's stock issued to its subsidiary was reacquired and recorded as Treasury Stock.

9.       Recent Accounting Pronouncements

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

10.      Current Liabilities and Notes Payable

Current Liabilities include $19,512 in trade payables and $835,000 for the current portion of mortgages payable.  The $12,000 balance due to John Davis on Supreme Property, Inc.'s note for the purchase of substantially all of the assets from its predecessor company,
Supreme Property Management & Sales, Inc., was paid on August 28, 2004.

11.

Mortgages Payable

Three(3) parcels of property are being purchased by Installment Agreement for Warranty Deed, over a term of thirty(30) years. The notes bear interest at the rate of 7% per annum. Interest only payments are payable in quarterly installments, with balloon payments of the outstanding principal on maturity dates in December of 2005.

                                                          Principal Payments Each Year
                                                      2005          2006           2007      2008

12-Unit Apartment Bldg(1)
                                                   480,000           -0-            -0-       -0-
6-Unit Apartment Bldg(3)
                                                   131,000           -0-            -0-       -0-
4-Unit Apartment Bldg(4)
                                                   224,000           -0-            -0-       -0-
                                           -----------------------------------------------------------
TOTALS
                                                   835,000           -0-            -0-       -0-

12.      Common Stock Transactions

In December, 2003, as a result of changing to the consolidation method of accounting for an investment in its subsidiary, the Company reacquired 100,000 shares of its own stock from its subsidiary and recorded them as Treasury Stock. 82,500 of those Treasury shares were reissued to non-related parties at an average price of 0.21 per share. The proceeds from this sale, $17,500 were used for operating capital.

During the 2004 fiscal year the remaining 17,500 Treasury shares were reissued to non-related parties at an average price of $1.20 per share.  The proceeds from this sale were used for operating capital and the payment of the $12,000 balance due to John Davis on
Supreme Property, Inc.'s note for the purchase of substantially all of the assets from its predecessor company, Supreme Property
Management & Sales, Inc.

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

The merger became effective on August 27, 2004 when the certificate of merger was filed with the Secretary of State of the States of
Nevada and Illinois.

No regulatory approval is required in order to consummate the merger other than the successful registration of the shares to be issued in connection with the merger by the Securities and Exchange Commission and all applicable State securities regulators.

As a result of the merger, Supreme's stockholders received 1.3953 shares of common stock of Coronation for each share of Supreme that they previously owned. Coronation will issue approximately 27,000,000 shares of common stock to Supreme stockholders in connection with the merger. Supreme's stockholders will own approximately 89.98% of the outstanding common stock of Coronation after the merger. As of December 31, 2003, there were 19,338,327 shares of Supreme common stock outstanding, 17,500 shares of Treasury
Stock outstanding, and no warrants or options.  The Board of Directors of Supreme and Coronation have agreed to issue 1,650,000 or approximately 5.52% of the outstanding common stock to Nick Segounis and John Coleridge, who provided services in connection with the merger agreement. These shares will be registered under a separate registration statement. These parties were integral in introducing
Supreme and Coronation to one another. The remaining 1,350,000 shares, which will represent 4.5% of the issued and outstanding share capital of Coronation on closing of the merger, will be retained by Mr. Harry Miller, President of Coronation.

Supreme's transfer agent has placed appropriate legends on the certificates of any common stock of the Company to be received by affiliates of Supreme which are subject to the resale rules of Rule 144. In addition, affiliates of Supreme have also acknowledged the resale restrictions imposed by Rule 145 under the Securities Act of 1933 on shares of common stock of Coronation to be received by them in the merger.

All shares of common stock of Coronation received by the stockholders of Supreme in connection with the merger are freely transferable unless the shareholder is considered an affiliate of either Coronation or Supreme under the federal securities laws.

The majority stockholders of Supreme and others have agreed to enter into a voluntary escrow agreement regarding the resale of their shares. Under the escrow agreement the stockholders have agreed to not resell 75% the shares of Coronation they will receive under the merger until Coronation has obtained a minimum of 3,000,000 in new debt or equity financing to advance its business. At that time an additional 25% of the shares will be released for resale with an additional 25% being released every three months until 100% of the shares escrowed have been released.

To date, no dividends have been declared or paid.

13.      Market for Common Equity and Related Stockholder Matters

Management, through its market maker Penna Luna, & Co., has filed an application (15c-211) with the National Association of
Securities Dealers (NASD) requesting a trading symbol and listing on the Over-the-Counter Bulletin Board (OTC BB).  To date no symbol has been assigned and the shares of Supreme are not quoted for trading on any national market or quotation system. There can be no certainty that the shares of Supreme will ever trade in a public market.

14.      Equity Compensation Plan

On August 28, 2004, the Board of Directors adopted and the shareholders approved a Stock Option and Restricted Stock Plan.  The purpose of the plan is to advance the interests of the Corporation by enhancing the ability of the Corporation and its subsidiaries to attract and retain officers, employees and non-employee directors to the Corporation, to reward such individuals for their contributions and to encourage them to take into account the long-term interests of the Corporation through interests in the
Corporation's Common Stock.  The Plan provides for the grant of options to acquire Stock ("Options"), which may be non-qualified stock options ("NQSOs") within the meaning of the Internal Revenue Code of 1986, as amended (the "Code"), and awards of Stock subject to certain restrictions ("Restricted Stock"). Under the Plan, Restricted Stock consists exclusively of (i) Stock subject to performance-based restrictions intended to comply with the provisions of Section 162(m) of the Code ("Performance-Based Restricted
Stock) and (ii) Stock awarded to non-employee directors in lieu of some or all of the cash compensation such directors would otherwise receive for their service as directors ("Non-employee Director Restricted Stock").

                                                 EQUITY COMPENSATION PLAN INFORMATION

----------------------------- -------------------------- -------------------------- ---------------------------

       Plan Category           Number of securities to       Weighted average          Number of securities
                               be issued upon exercise       exercise price of       remaining available for
                               of outstanding options,     outstanding options,          future issuance
                                 warrants and rights        warrants and rights
----------------------------- -------------------------- -------------------------- ---------------------------

                                         (a)                        (b)                        (c)
----------------------------- -------------------------- -------------------------- ---------------------------

Equity compensation plans                    16,000,000                       0.10                  34,000,000
approved by security holders
----------------------------- -------------------------- -------------------------- ---------------------------

Equity compensation plans                           -0-                        -0-                         -0-
not approved by security
holders
----------------------------- -------------------------- -------------------------- ---------------------------

Total                                        16,000,000                       0.10                  34,000,000
----------------------------- -------------------------- -------------------------- ---------------------------

On August 28, 2004, ("Grant Date" and "Measurement Date") the Company granted options to purchase 16,000,000 shares of common stock to officers and non-employee consultants in recognition of past services rendered, at an exercise price of $0.10 per share.  Under the provisions of APB 25, the Company estimated the "fair market value" of the shares to be equal to the book value of $0.02 per
share.   Since the exercise price was greater than the fair market value as of the measurement date, no compensation cost was incurred by the Company.

15.      Commitments

         Employment Obligations

         The Company has entered into automatically renewing, one-year employment agreements with its President and Chief Financial
         Officer. In the event of termination other than for cause, the contracted employee will receive a lump sum benefit.

         Lease Obligations

         The company leases office space at 7380 Sand Lake Road - Suite 500, Orlando, Florida on a month-to-month basis.

16.      Contingencies

The company leases 12 of its residential apartments pursuant to a  Section 8-Housing Assistance Payments contract with the U.S. Dept.
of Housing and Urban Development(HUD).  Payments have been suspended under the terms of that contract pending the completion of mandated repairs.  There is no assurance that the contract will be renewed or past due payments will ever be recovered.

17.

Material Subsequent Events

The Company has entered into a formal Letter of Intent to acquire a portfolio of hotel properties. (See Proposed Acquisitions).  The
Letter of Intent calls for the execution of a formal Real Estate Purchase Agreement for each property subsequent to the date of these financial statements.  The proposed acquisition of the properties will necessitate the issuance of new equity and debt securities and cause the Company to enter into hotel management and franchise agreements with third parties that will have a material impact on the financial condition of the Company.

Pursuant to Rule 11-02 of Regulation S-X, the Company has included the following Pro Forma Financial Statements to disclose the estimated financial impacts of the proposed hotel acquisitions.  Adjustments to reflect the acquisition of these properties for the pro forma income statements include depreciation charges based on the new accounting basis for the assets, interest financing on additional or refinanced debt, and other appropriate adjustments that can be factually supported.

                                               PRO FORMA CONDENSED FINANCIAL STATEMENTS

                                                               OVERVIEW

         SUPREME REALTY INVESTMENTS, INC., has entered into a Letter of Intent to acquire four (4) hotel properties in major metropolitan areas throughout the United States for a total acquisition cost of $34 million, plus transaction costs.  The company plans to finance the transaction by issuing debentures and/or additional shares of its common stock to institutional investors.
         The properties have a total of 938 rooms and are located in prime locations in close proximity to well-known tourist attractions, metropolitan airports, business centers, and convention facilities.  They are affiliated with well-known brands, such as
Hilton Hotels, and DoubleTree Inn.
         The properties currently have an average occupancy rate of 66%, an average daily rate (ADR) of $66.23, and approximately
$23.1 million in gross revenues.
         At current discount rates and capitalization rates, we have estimated the portfolio's current total value at $52 million and we expect that with improved management and overall economic conditions we can increase that value by 10%-30% over the next 5 years.
         These pro forma statements illustrate the possible future prospects of the Company because they set forth the scope of the change in the company's historical financial position and results of operations that may be caused by the transaction.  The statements are presented as if the transaction was consummated at the beginning of the fiscal year presented.

                                                     UNAUDITED PRO FORMA CONDENSED
                                                          STATEMENT OF INCOME
                                                          For the year ending
                                                                 12/31

REVENUES:                                                                        2005                             2004
        Revenues from Hotel Properties                                   $ 35,392,400                                -

        Revenues from Apartment Properties                                          -                           48,405

        Revenues from Realty & Management                                                                       15,000
---------------------------------------------------------------- --------------------- --------------------------------

                                                TOTAL REVENUES:            35,392,400                           63,405
---------------------------------------------------------------- --------------------- --------------------------------
PROPERTY OPERATING EXPENSES:

        Interest on Long-Term Debt                                          2,443,750                                -
        Operations and Maintenance                                         19,387,957                           54,202

        Depreciation and Amortization-Property                                871,795                           64,461
                                                                 --------------------- --------------------------------
                                        Total Property Expenses            21,481,627                          118,663
GENERAL EXPENSES:
        Salaries, Commissions, & Employee Benefits                          2,376,306                           33,418

        General & Administrative Expenses                                     596,800                           50,394

        Depreciation & Amortization-Office                                     40,000                            2,189
                                                                 --------------------- --------------------------------
                                         Total General Expenses             3,013,106
                                                                                                                86,001

---------------------------------------------------------------- --------------------- --------------------------------
                                                 TOTAL EXPENSES            24,494,733                          204,664
---------------------------------------------------------------- --------------------- --------------------------------

INCOME BEFORE INVESTMENT ACTIVITIES                                         9,721,212                        (141,259)

        Interest Income-Exempt                                                 45,500                                -

        Gains(Loss) on Sale of Assets                                               -                            4,200

        Gains(Loss) on Forgiveness of Debt                                          -                                -

        Gains(Loss) on Sale of Properties                                           -                            6,061
                                                                 --------------------- --------------------------------
NET EARNINGS(LOSS) Before Taxes & Extraordinary Items                      10,943,167
                                                                                                             (130,998)

        Provision for Income Taxes                                        (3,361,370)                                -
        Extraordinary Gains(Losses)                                                 -                                -
---------------------------------------------------------------- --------------------- --------------------------------

                                             NET EARNINGS(LOSS)             6,359,922                        (130,998)
---------------------------------------------------------------- --------------------- --------------------------------

Weighted Average Common Shares Outstanding                                 62,594,000                       30,000,000

NET EARNINGS per Common Share                                              $     0.10                  $       (0.00)

 ASSETS:                                                                             2005                    2004
                 Current Assets:

                   Cash or Cash Equivalents                                                 9,935,481                   4,125

                   Capital Reserves                                                         1,000,000                       -

                   Accounts/Notes Receivable                                                     -                     7,379

                                                 Total Current Assets                      10,935,481                  11,504

                 Real Estate Investments

                   Existing Properties                                                              -               1,466,000

                   New Acquisitions                                                       34,000,000                     -

                   Gross Properties                                                        34,000,000               1,466,000

                       Less:  Accumulated Depreciation                                      (871,795)               (190,551)

                   Land and Other Non-Depreciable Property                                12,000,000                        -

                                        Total Real Estate Investments                      45,128,205               1,275,449
                 Other Assets:

                    Office Furniture, Fixtures, and Equipment                                 211,662                  11,662

                        Less:  Accumulated Depreciation                                      (46,541)                 (6,515)

                                                   Total Other Assets                         165,121                   5,148

                                                                             ------------------------- -----------------------

                                                         TOTAL ASSETS
                                                                                           56,228,807               1,292,101
                                                                             ------------------------- -----------------------

             LIABILITIES:

                   Current Liabilities                                                      2,067,068                 851,017

                   Income Taxes Payable                                                     3,361,370

                   Notes Payable                                                                    -                       -
                   Long-Term Debt Payable, 6% 1st Mtg Debentures
                                                                                          39,100,000                     -

                                                    Total Liabilities                      44,528,438                 851,017
             STOCKHOLDERS' EQUITY
                   Common Stock, $.001 par value, 200,000,000 authorized,
                   62,594,000 outstanding                                                      62,594                  30,000

                 Partnership Units                                                          1,000,000                       -

                 Additional Paid-In Capital-Common                                          9,350,495                 623,146

                 Retained Earnings(Deficit)                                                1,287,280                (212,062)

                                           Total Stockholders' Equity                      11,700,369                 441,084

                                                                             ------------------------ -----------------------

                             TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                   56,228,807               1,292,101
                                                                             ------------------------- -----------------------

                                               EXPLANATORY NOTES TO UNAUDITED PRO FORMA
                                                    CONDENSED FINANCIAL STATEMENTS

1.       Financial Structure

The company proposes to finance the acquisition of the hotels by issuing up to $40 million of 1st mortgage debentures and up to $12 million of common stock to institutional investors through a combination private placement and secondary public offering.
Partnership units will be issued to the company's hotel management agent.

The statements assume an interest rate of 6% on the debentures, payable semiannually.  The cost of issuing the securities is estimated at 8%-10%.

2.       Revenues

Revenue projections are based on 938 hotel rooms with an average daily room rate of $128 and an average occupancy rate of 65%.

3.       Depreciation

Depreciation is computed on the new asset cost basis using the straight-line method with a 39 year useful life.  Acquisition costs and all substantial renovation and other capital improvements have been capitalized.

4.       Earnings per Share

Earnings per share are reported on a fully diluted basis with 62,594,000 weighted average shares outstanding.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.  Controls And Procedures

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

Item 8B.  Other Information

Completion of Dispostion of Assets

On November 23, 2004, the Company sold its interest in a six (6) unit apartment building in Chicago, Illinois.  The property was sold for $450,000 to a non-related party.  The proceeds were used to retire existing debt related to the property.

                                                               PART III

Item 9. Directors, Executive Officers, Promoters, and Control Persons Compliance with Section 16(a) of the Act

The Company's Directors and Executive Officers, their ages and positions are as follows:

-------------------------------------- ------------ -----------------------------------------------------------

Name                                       Age                               Position

Thomas Elliott                             50       Chairman & Chief Executive Officer

Jean LeRoy                                 37       President & Chief Financial Officer

Elbert Shaw                                54       Independent Director, Audit Committee Chairman

Kenneth Glover                             52       Independent Director, Compensation Committee

-------------------------------------- ------------ -----------------------------------------------------------

There are no family relationships among the directors or officers of the Company.

Mr. Elliott's background covers a broad spectrum of real estate and development activities including master planning, financing, site acquisition, zoning, development, management, and sales of several major residential and commercial properties throughout the United
States.  More specifically, over the past 25 years, his duties have included performing feasibility studies and market analysis, arranging mortgage financing, providing contract administration, coordinating construction, and property management activities for single- and multi-family residential developments, elderly hi-rises, regional shopping malls, urban strip centers, and low-rise office complexes.

Prior to acquiring Supreme in April, 2000, Mr. Elliott was employed as:

- Real Estate Attorney (1993-2001); advising clients on the planning, negotiation, and financing of real estate transactions.

- Sr. Project Manager, Mesirow/Stein Real Estate Services, Inc. (1991-1993); Large real estate development firm. Duties included supervision of master planning, financing, site acquisition, zoning, and development of several major residential and commercial properties in Chicago, Washington, DC, and St. Louis, MO.

- Assistant Commissioner, City of Chicago, - Dept. of Housing (1989-1991). Local government housing agency. Duties included planning and oversight of all major multi-family housing rehab projects throughout Chicago.

Mr. Elliott is a licensed real estate broker who also holds: Doctor of Jurisprudence (JD, Real Estate Law) Illinois Institute of
Technology Chicago Kent College of Law; Master of Business Administration (MBA, Finance) Devry University Keller Graduate School of
Management, Chicago, IL; and Bachelor of Science (BS, Bus. Admin/Econ.) Culver-Stockton College, Canton, MO.

Mr. Leroy's background includes extensive experience in the design, development, implementation, integration, and customization of information technology and accounting systems for the financial services, computing, and communication industries. Over the past 14 years he has performed these services for several Fortune 500 companies and leaders in their respective industries.

Prior to coming to Supreme in January, 2002 Mr. LeRoy was employed as:

- Systems Engineer, EMC Corp (2001-2002).; Major information technology firm. Duties included design, development, implementation, integration, and customization of information technology and accounting systems.

- Management Consultant, Adventis Corp (1997-2001); Major management consulting firm. Duties included consulting for the design and integration of information technology systems for 3M Corp (manufacturing), BellSouth Wireless
         (telecommunications), and Reuters, Inc (news and information services).

Mr. LeRoy holds a Bachelor of Science (BS, Electronic Engineering) from Devry University and a Master of Business Administration
(MBA, Finance) from DePaul University.

Mr. Shaw's background includes commercial banking, and city government. More specifically, Mr. Shaw has served as Village Manager
(Mayor) of the City of University Park, IL for the past 5 years and as a board member of Advance Bank for 2 years.

Mr. Shaw holds a Bachelor of Science degree from the Illinois Wesleyan University, Bloomington, Illinois.

Mr. Glover's background includes state and local government finance and investment banking.  Over the past 25 years has served in an executive level capacity at the ACS Government Solutions, Prince George County, Maryland, Mesirow Financial, W.R. Lazard, and RJR
Nabisco.

Mr. Glover holds Bachelor of Arts degree magna cum laude in political  science,  American  studies and urban studies,  Amherst College,
Amherst,  MA (1974);  Master of Arts with honors in urban  management  and planning,  University of Maryland,  College Park, MD (1975);
and  Post-graduate  studies in public and  educational  administration,  University of Maryland,  College  Park, MD (1976 to 1977);  in
finance and real estate finance, New York University, New York, NY (1990 to 1992)

Committees of the Board

The Company presently retains independent directors who chair the audit and compensation committees. The Company does not have an
"audit committee financial expert" or a nominating committee.

Code of Ethics

The Board of Directors has adopted a Code of Business Ethics covering all of its officers, directors and employees. The Company requires all employees to adhere to the Code of Business Ethics in addressing legal and ethical issues encountered in conducting their work. The Code of Business Ethics requires that the Company's employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company's best interest.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own beneficially more than ten percent of the Company's common stock, to file reports of ownership and changes of ownership with the SEC.
Based solely on the reports received by the company and on written representations from certain reporting persons, the Company believes that the directors, executive officers and greater than ten percent beneficial owners have complied with all applicable filing requirements.

Item 10.  Executive Compensation

The following table provides information about the compensation received during the last five fiscal years by the Company's executive officers.

--------------------------------------------------------------------------------------------------------------------------------

                                                  SUMMARY COMPENSATION TABLE

       Name & Position          Year      Annual Compensation                Long-Term Compensation

                                                                                                               All Other
                                                                                                               Compensation

                                                                               Awards               Payouts

                                                                   Securities          Restricted  LTIP
                                                                   Granted Under        Shares or  Payouts
                                                                   Options/SARS             Units
                                       Salary    Bonus    Other

Thomas Elliott, CEO             2004        Nil      Nil      Nil       10,000,000            Nil         Nil          $ 28,758

                                2003        Nil      Nil      Nil              Nil   6,979,635(1)         Nil            13,765

                                2002        Nil      Nil      Nil              Nil   6,979,635(1)         Nil               Nil

                                2001        Nil      Nil      Nil              Nil            Nil         Nil               Nil

                                2000        Nil      Nil      Nil              Nil            Nil         Nil               Nil

Jean LeRoy, CFO                 2004        Nil      Nil      Nil        4,000,000            Nil         Nil               Nil

                                2003        Nil      Nil      Nil              Nil   6,142,078(2)         Nil               Nil

                                2002        Nil      Nil      Nil              Nil            Nil         Nil               Nil

------------------------------- ------ --------- -------- -------- ---------------- -------------- ----------- ----- -- -- -----
(1)      5,000,000 shares of Supreme Property, Inc. exchanged for 6,979,635 shares of Supreme Realty Investments, Inc. in the merger.

(2)      4,000,000 shares of Supreme Property, Inc. exchanged for 6,142,078 shares of Supreme Realty Investments, Inc. in the merger.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of December 31, 2004, 30,000,000 shares of common stock were outstanding. The following table sets forth, as of such date, information with respect to shares beneficially owned by:

               |X|each person who is known by the Company to be the beneficial owner of more than 5% of its outstanding shares of common stock;
               |X|each of the Company's directors;
               |X|each of the Company's named executive officers; and
               |X|all of the Company's directors and executive officers as a group.

Beneficial ownership has been determined in accordance with Rule 13d-3 of the Exchange Act. Under this rule, shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option) within 60 days of the date of this table. In computing the percentage ownership of any person, the amount of shares includes the amount of shares beneficially owned by the person by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person does not necessarily reflect the person's actual voting power.

To the Company's knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the business address of the individuals listed is 7380 Sand
Lake Road - Suite 500, Orlando, FL  32819.

--------------------------------------------- ------------------------------------- ---------------------------

Name& Address of Beneficial Owner               No. of Shares Beneficially Owned     % of Outstanding Shares

Thomas Elliott                                                          13,959,270             47%

Jean LeRoy                                                               6,142,078             20%

TOTAL                                                                   20,101,348             67%
--------------------------------------------- ------------------------------------- ---------------------------

Item 12. Certain Relationships and Related Party Transactions

None.

Item 13. Exhibits

a. Exhibits

Exhibit  Exhibit Title
Number
         Articles of Incorporation, (incorporated by reference from our Form S-4 A/12, filed
3.1      August 18, 2004)
         Articles of Amendment (incorporated by reference from our Form S-4 A/12, filed August
3.2      18, 2004)
         Bylaws (incorporated by reference from our Form S-4 A/12 Registration Statement, filed
3.2      August 18, 2004)
         Certificate of CEO/CFO as Required by Rule 13a-14(a)/15d-14
31.1
         Certificate of CEO/CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR
31.2     240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
         Certificate of CEO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR
32.1     240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

b. Reports of Form 8-K.

None.

Item 14.  Principal Accountant Fees and Services

Fees Paid to Independent Public Accountants

The following table presents fees for professional audit services rendered by George Stewart & Co., CPA's. for the audit of the
Company's annual financial statements for the years ended December 31, 2004 and December 31, 2003 and fees billed for other services rendered by George Stewart & Co., CPA's. during those periods.

---------------------------------------------------------------------- -------------------- -------------------

                                                                               Fiscal 2004         Fiscal 2003
Audit fees (1)
                                                                                    12,000               2,000

Audit Related Fees                                                                     -0-                 -0-

Tax Fees                                                                               -0-                 -0-

All Other Fees                                                                         -0-                 -0-

TOTAL                                                                               12,000               2,000
---------------------------------------------------------------------- -------------------- -------------------

(1)  Audit Fees consist of fees billed for professional services rendered for the audit of the Company's consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by George Stewart & Co., CPA's in connection with statutory and regulatory filings or engagements.

Policy on Pre-Approval of Audit and Non-Audit Services of Independent Auditor

The Company's audit committee has adopted a specific policy relating to pre-approval of all audit and non-audit services provided by the Company's independent auditors.

                                                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             SUPREME REALTY INVESTMENTS, INC.
Date: April 14, 2005

                          By: /s/  Thomas Elliott
                             ---------------------------------------------------------------------
                             Thomas Elliott, Chief Executive Officer

                             /s/  Jean LeRoy
                             ---------------------------------------------------------------------
                             Jean LeRoy, President, Chief Financial Officer

                                                             Exhibit 31.1

                                                             CERTIFICATION

I, Jean LeRoy, certify that:

1.       I have reviewed this annual report on Form 10-KSB of Supreme Realty Investments, Inc.;

2.       Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.       Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.       The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) for the registrant and have:

a.       Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.       Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

c.       Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a.       All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.       Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.       The registrant's other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2005                              /s/ Jean LeRoy
                                                  ------------------------------------------------
                                                  Jean LeRoy, Chief Financial Officer

                                                             Exhibit 31.2

                                                             CERTIFICATION

I, Thomas Elliott, certify that:

1.       I have reviewed this annual report on Form 10-KSB of Supreme Realty Investments, Inc.;

2.       Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.       Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.       The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) for the registrant and have:

a.       Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.       Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

c.       Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a.       All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.       Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.       The registrant's other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2005                              /s/ Thomas Elliott
                                                  ------------------------------------------------
                                                  Thomas Elliott, Chief Executive Officer

                                                              Exhibit 32.1

                                                       CERTIFICATION PURSUANT TO

                                                            18 U.S.C. 1350,

                                                        AS ADOPTED PURSUANT TO

                                             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Supreme Realty Investments, Inc. (the "Company") on Form 10-KSB for the year ended December
31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas Elliott, in my capacity as Chief Executive Officer, and I, Jean LeRoy, in my capacity as Chief Financial Officer of the Company, certify, pursuant to 18
U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.       The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.       The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 14, 2005                              /s/ Thomas Elliott
                                                  ------------------------------------------------
                                                  Thomas Elliott
                                                  Chief Executive Officer

                                                  /s/ Jean LeRoy
                                                  ------------------------------------------------
                                                  Jean LeRoy
                                                  Chief Financial Officer