Form 10QSB
period 2005-03-31
SUPREME REALTY INVESTMENTS, INC.
filed 2005-05-18
CIK 1172319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2005

[]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from	to

Commission file number	000-49770

SUPREME REALTY INVESTMENTS, INC. (Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	43-195-4776 (IRS Employer Identification No.)

7380 Sand Lake Road - Suite 500, Orlando, FL 32819 (Address of principal executive offices)

(407) 352-3960 (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
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

46,000,000 common shares issued and outstanding as of March 31, 2005

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

SUPREME REALTY INVESTMENTS, INC.
INDEX

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The information in this report is for the three month period ended March 31, 2005, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Supreme Realty Investments, Inc. ("Supreme " or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The condensed consolidated financial statements should be read in conjunction with Supreme's financial statements and the notes thereto contained in Supreme's Audited Financial Statements for the year ended December 31, 2004, in the From 10-KSB as filed with the SEC on April 15, 2005.

Interim results are not necessarily indicative of results for the full fiscal year.

SUPREME REALTY INVESTMENTS, INC.

UNAUDITED CONSOLIDATED BALANCE SHEET

As of March 31
	2005	2004
ASSETS:
Current Assets:
Cash & Cash Equivalents	$(977)	3,486
Stock Subscriptions Receivable	1,600,000	-0-
Accounts Receivable	7,379	36,000
Less: Allowance for Doubtful Accounts	-0-	-0-
Total Current Assets	1,606,401	39,486
Real Estate Investments:
Existing Properties	1,466,000	1,966,000
New Property Acquisitions	-0-	-0-
Gross Properties	1,466,000	1,966,000
Less: Accumulated Deprec.	(203,877)	(140,493)
Total Real Estate Investments	1,262,123	1,825,507

Total Investments	1,262,123	1,825,507
Other Assets:
Furniture/Fixtures/Equipment	11,662	11,662
Less: Accumulated Deprec.	(7,062)	(5,439)
Total Other Assets	4,600	6,223

TOTAL ASSETS	2,873,124	1,871,216
LIABILITIES:
Current Liabilities	858,932	1,282,417
Notes Payable	-0-	12,000
Mortgages Payable	-0-	-0-
Total Liabilities	858,932	1,294,417
STOCKHOLDER'S EQUITY:
Common Stock, $0.01 par, 200,000,000 authorized, 46,000,000 outstanding	46,000	64,356
Additional Paid In Capital	2,207,146	608246
Retained Earnings (Deficit)	(238,954)	(78,303)
Less: Treasury Stock	-0-	(17,500)
Total Stockholder Equity	2,014,192	576,799

TOTAL LIABILITIES & EQUITY	2,873,124	1,871,216

SUPREME REALTY INVESTMENTS, INC.

UNAUDITED CONSOLIDATED STATEMENT OF EARNINGS

For the Three Months Ended March 31

	2005	2004
REVENUES:
Revenues from Rental Properties	$1,273	47,860
Revenues from Mortgage Banking		30,000
Revenues from Realty & Management
TOTAL REVENUES	1,273	77,860

PROPERTY OPERATING EXPENSES:
Real Estate Taxes	-0-	3,000
Mortgage Interest	-0-	4,259
Operations and Maintenance	-0-	8,677
Depreciation and Amortization	13,327	18,413
Total Property Expenses	13,327	34,339
GENERAL EXPENSES:
Salaries, Commissions, & Employee Benefits	10,463	16,738
General & Administrative Expenses	3,827	18,363
Interest Expense	-0-	-0-
Depreciation & Amortization	547	548
Total General Expenses	14,838	35,649
TOTAL EXPENSES	28,165	69,988

NET INCOME(LOSS) Before Taxes & Extraordinary Items	(26,892)	7,872
Provision for Income Taxes	-0-
NET INCOME(LOSS)	(26,892)	7,872

Weighted Average Common Shares Outstanding	46,000,000	19,338,827

NET INCOME per Common Share	0.00	0.00

SUPREME REALTY INVESTMENTS, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOW

For the Three Months Ended March 31

	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	(26,892)	7,872
Adjustments to reconcile net income to cash providedby Operating Activities
Depreciation and Amortization	13,875	18,961
Provision for Income Taxes	-0-	1,181
(Increase) Decrease in Receivables	-0-	(26,400)
(Increase) Decrease in Prepaid Expenses	-	-
Increase (Decrease) in Current Liabilities	7,915	(871)
Net Cash from Operating Activities	(5,102)	(438)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of Furniture, Fixtures, & Equipment	-0-	-0-

Proceeds from the Sale of:
Furniture, Fixtures, & Equipment	-0-	541
Real Estate Improvements	-0-	-0-
Net Cash from Investing Activities	-0-	541

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from:
Borrowings-Mortgages	-0-	-0-
Issuance of Common Stock	-0-	-0-
Payments for:
Debt Repayment	-0-	-0-

Net Cash from Financing Activities	-0-	-0-

Net Change In Cash	(5,102)	103
Cash Balance, January 1	4,125	3,383

Cash Balance, March 31	(977)	3,486

SUPREME REALTY INVESTMENTS, INC

Statement of Changes in Stockholders' Equity

As of March 31, 2005

			Additional		Treasury		Total
	Common Stock		paid in	Retained	Stock		Stockholders'
	Shares	Amount	Capital	Earnings	(common)		Equity
Beginning Balance, January 1, 2001	1,000,000	10,000	15,000	-	-		25,000

Common Stock Issued	4,000,000	40,000	127,769	-	-		167,769
Net Income	-	-	-	8,915	-		8,915

Balance, December 31, 2001	5,000,000	50,000	142,769	8,915	-		201,684

Common Stock Issued	14,356,327	14,356	445,377	-	-		459,733
Net Income	-	-	-	(15,691)	-		(15,691)

Balance, December 31, 2002	19,356,327	64,356	588,146	(6,776)	-		645,726

Common Stock Issued	-	-	-	-			-
Net Income	-	-	-	(74,288)	-		(74,288)
Treasury Stock Acquired from Subsidiary	(100,000)		35,000				35,000
Treasury Stock Reissued	82,500				(17,500)		(17,500)

Balance, December 31, 2004	19,338,827	64,356	623,146	(81,064)	(17,500)		588,938

Common Stock Issued In Merger	10,661,173	(16,856)					(16,856)
Treasury Stock Reissued		(17,500)			17,500		-
Net Income				(130,998)			(130,998)
							-
							-
Balance, December 31, 2004	30,000,000	30,000	623,146	(212,062)	-	-	441,084
							-
Common Stock Options Exercised	16,000,000	16,000	1,584,000				1,600,000
Net Income				(26,892)			(26,892)
							-
							-
							-
Balance, March 31, 2005	46,000,000	46,000	2,207,146	(238,954)	-	-	2,014,192

NOTES TO FINANCIAL STATEMENTS

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

  Real Estate Investments

Supreme currently holds interests in the following properties:

12-unit apartment building in Chicago, Illinois, acquired by Installment Agreement for Warranty Deed at a cost of $600,000, which carries a non-recourse mortgage note in the amount of $480,000, which bears interest at a rate of 7%, and is due on December 15, 2005. Property is currently 92% occupied and stable. The company leases the residential apartments pursuant to a Section 8-Housing Assistance Payments contract with the U.S. Dept. of Housing and Urban Development(HUD).

4-unit apartment building in Chicago, Illinois acquired by Installment Agreement for Warranty Deed at a cost of $280,000, which carries a non-recourse mortgage note in the amount of $224,000, which bears interest at a rate of 7% and is due on December 15, 2005. Property is currently 100% occupied and stable.

6-unit apartment building in Chicago, Illinois, acquired by Installment Agreement for Warranty Deed at a cost of $586,000, which carries a non-recourse first mortgage note in the amount of $131,000, which bears interest at a rate of 7% and is due on February 1, 2031. The property is currently unoccupied and scheduled for demolition.

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

During the fourth quarter of the past fiscal year, the company sold all of its interests in one of its residential properties. A tabular summary of that transaction follows.

Description	Gross amount carried at time of sale	Encumbrances	Accumulated Depreciation	Sale Price	Gain(Loss) on Sale

6-Unit Apartment Bldg(2)	500,000	400,000	43,939	450,000

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

  Deferred Tax Assets, Liabilities, and Valuation Allowances

Management has provided for tax loss carry-forwards of $15,691 for 2002, and $74,299 for 2004, and $114,793 for 2004. The tax loss carry-forwards expire in 2022, 2023, and 2024 respectively.

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

  On December 5, 2004, the subsidiary was granted a mortgage banking license by the State of Illinois Office of Banks and Real Estate and commenced operations in Illinois. The company subsequently sold its assets in its Illinois operation and has applied for licensing in the states of Nevada and Florida. To date, neither state has granted a mortgage banking license.

  The consolidation method was used to account for the parent's investment from its inception through the 2004 fiscal year. As a result of applying the consolidation method, all significant intercompany balances and transactions have been eliminated in consolidation. The Company's stock issued to its subsidiary was reacquired and recorded as Treasury Stock.

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

  Current Liabilities and Notes Payable

  Current Liabilities include $23,932 in trade payables and $835,000 for the current portion of mortgages payable.

  Mortgages Payable

  Three(3) parcels of property are being purchased by Installment Agreement for Warranty Deed, over a term of thirty(30) years. The notes bear interest at the rate of 7% per annum. Interest only payments are payable in quarterly installments, with balloon payments of the outstanding principal on maturity dates in December, of 2005.

	Principal Payments Each Year
	2005	2006	2007	2008

12-Unit Apartment Bldg(1)	480,000	-0-	-0-	-0-
6-Unit Apartment Bldg(3)	131,000	-0-	-0-	-0-
4-Unit Apartment Bldg(4)	224,000	-0-	-0-	-0-

TOTALS	835,000	-0-	-0-	-0-

  Common Stock Transactions

  In December, 2004, as a result of changing to the consolidation method of accounting for an investment in its subsidiary, the Company reacquired 100,000 shares of its own stock from its subsidiary and recorded them as Treasury Stock. 82,500 of those Treasury shares were reissued to non-related parties at an average price of 0.21 per share. The proceeds from this sale, $17,500 were used for operating capital.

  During the 2004 fiscal year the remaining 17,500 Treasury shares were reissued to non-related parties at an average price of $1.69 per share. The proceeds from this sale, $29,500, were used for operating capital and the payment of the $12,000 balance due to John Davis on Supreme Property, Inc.'s note for the purchase of substantially all of the assets from its predecessor company, Supreme Property Management & Sales, Inc.

  On March 31, 2004, the Company entered into an Agreement and Plan of Exchange and Reorganization ("the Merger") with Coronation Acquisition Corp. ("Coronation"). Coronation is a reporting "blank check" company formed in 2000, in the state of Nevada, solely for the purposes of effecting a merger or acquisition of an operating company.

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

  As a result of the merger, Supreme's stockholders received 1.3953 shares of common stock of Coronation for each share of Supreme that they previously owned. Coronation will issue approximately 27,000,000 shares of common stock to Supreme stockholders in connection with the merger. Supreme's stockholders will own approximately 89.98% of the outstanding common stock of Coronation after the merger. As of December 31, 2004, there were 19,338,327 shares of Supreme common stock outstanding, 17,500 shares of Treasury Stock outstanding, and no warrants or options. The Board of Directors of Supreme and Coronation have agreed to issue 1,650,000 or approximately 5.52% of the outstanding common stock to Nick Segounis and John Coleridge, who provided services in connection with the merger agreement. These shares will be registered under a separate registration statement. These parties were integral in introducing Supreme and Coronation to one another.The remaining 1,350,000 shares, which will represent 4.5% of the issued and outstanding share capital of Coronation on closing of the merger, will be retained by Mr. Harry Miller, President of Coronation.

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

  Market for Common Equity and Related Stockholder Matters

The Company's common stock is currently traded on the Over-the-Counter Bulletin Board(OTCBB) under the symbol "SUPR".

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

  EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	16,000,000	0.10	34,000,000
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	16,000,000	0.10	34,000,000

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

  Material Subsequent Events

The Company has entered into a formal Letter of Intent to acquire a portfolio of hotel properties. (See Proposed Acquisitions). The Letter of Intent calls for the execution of a formal Real Estate Purchase Agreement for each property subsequent to the date of these financial statements. The proposed acquisition of the properties will necessitate the issuance of new equity and debt securities and cause the Company to enter into property management and franchise agreements with third parties that will have a material impact on the financial condition of the Company. Pursuant to Rule 11-02 of Regulation S-X, the Company has included the following Pro Forma Financial Statements to disclose the estimated financial impacts of the proposed hotel acquisitions. Adjustments to reflect the acquisition of these properties for the pro forma income statements include a depreciation charge based on the new accounting basis for the assets, interest financing on any additional or refinanced debt, and other appropriate adjustments that can be factually supported.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

Revenues from Continuing Operations

Rental revenue decreased to $1,273 for the 3-month period ended March 31, 2005 compared to $47,860 for the 3-month period ended March 31, 2004. The decrease in rental revenue in 2004 can be attributed to the fact that rental payments have been suspended under the terms of the HUD Rental Assistance contract pending mandated repairs.

Mortgage Banking operations have been suspended pending issuance of the proper licenses in the State of Florida.

Expenses from Continuing Operations.

Total expenses from continuing operations decreased from $69,988  for the 3-month period ended March 31, 2004 to $28,165 for the 3-month period ended March 31, 2005 , a net decrease of $41,823.

  Property operating expenses decreased by $21,012 for the 3-month period ended March 31, 2005 compared to the 3-month period ended March 31, 2004. This expense decrease is primarily attributable to the fact that we have restructured the terms of purchase agreements so that we are no longer obligated to pay the property operating expenses.

  Property Depreciation and Amortization decreased by $5,086 for the for 3-month period ending March 31, 2005 compared to the same period ending March 31, 2004. This reflects the fact we now have three apartment buildings in service.

  Salaries, commissions and employees benefits remained stable.

  General and administrative expenses decreased by $14,536 for the for 3-month period ending March 31, 2005 compared to the same period ending March 31, 2004. This reflects the fact that fewer expenses were paid to outside parties for legal, accounting, consulting, and other fees and expenses for services rendered in association with, and related to, the merger.

  Interest Expense reflects that fact that the only notes we have outstanding are non-interest bearing notes.

  Other Depreciation and Amortization reflects the depreciation on Office Furniture, Fixtures, and Equipment.

Net Income/Loss from Operations.

Net loss from operations for the 3-month period ended March 31, 2005 was $ 26,892 versus net income of $7,872 for the 3-month period ended March 31, 2004. The net loss in 2004 is attributed primarily to expenses associated with the corporate move to Orlando, Florida and increased depreciation expenses.

Liquidity and Capital Resources

For the 3-month periods ended March 31, 2005 and March 31, 2004, Supreme's net cash provided by operating activities totaled ($5,102) and ($438), respectively. This change relates directly to an increase in Supreme's current liabilities.

As of the 3-month period ended March 31, 2005, Supreme's unrestricted cash resources were ($977) as compared to $3,486 as of the 3-month period ended March 31, 2004. The cash flow from our existing properties will not fund our future liquidity requirements. The principal source of Supreme's capital has been from funds received from operations, the issuance of common stock, and the use of non-recourse debt in association with the acquisition of its real properties.

Supreme intends to use its future capital to pay for non-recurring expenses related to the preparation of an equity or debt offering and to acquire more properties. Supreme also intends to increase its liquidity by issuing different classes of convertible preferred stock or convertible debentures to institutional investors in future offerings and by using cash provided from operations of its mortgage banking subsidiary and rents from its properties. At present, Supreme has no plans to increase its borrowings or add any new bank debt liabilities. Supreme intends to use the proceeds of any debt or equity offerings to acquire more properties and to pay off the existing long-term liabilities, namely the balloon mortgage payments coming due in December, 2005. Further, from time to time the Board of Directors may elect to distribute some of its taxable income in the form of dividends to our stockholders. That could limit the amount of cash Supreme will have available for other business purposes or to grow through the use of retained earnings. Much of Supreme's ability to raise capital is dependent upon the relative attractiveness of its shares, and the supply of shares of competitive real estate entities currently trading in the marketplace.

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

With respect to the interim financial statements, management believes that there are no material trends, events, or uncertainties that have, occurred since the end of the last fiscal period that have, or are reasonably likely to have, a material impact on the company's short-term or long-term liquidity or significant items of income or loss arising from continued operations. Likewise, there are no material changes in any line items on the financial statements or seasonal aspects that have had a material effect on the company's financial condition or the results of operations.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Supreme's knowledge, no lawsuits were commenced against Supreme during the 3-months ended March 31, 2005, nor did Supreme Commence any lawsuits during the same period. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

SUPREME REALTY INVESTMENTS, INC.
Date: May 13, 2004	By:	/s/ Thomas Elliott
Thomas Elliott, Chief Executive Officer

/s/ Jean LeRoy
Jean LeRoy, President, Chief Financial Officer

Exhibit 31.2

CERTIFICATION

I, Thomas Elliott, certify that:

  I have reviewed this quarterly report on Form 10-QSB of Supreme Realty Investments, Inc.;

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

Date: May 14, 2005	/s/ Thomas Elliott
Thomas Elliott, Chief Executive Officer

Exhibit 31.1

CERTIFICATION

I, Jean LeRoy, certify that:

  I have reviewed this quarterly report on Form 10-QSB of Supreme Realty Investments, Inc.;

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

Date: May 14, 2005	/s/ Jean LeRoy
Jean LeRoy, Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Supreme Realty Investments, Inc. (the "Company") on Form 10-QSB for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas Elliott, in my capacity as Chief Executive Officer, and I, Jean LeRoy, in my capacity as Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 14, 2005	/s/ Thomas Elliott
Thomas Elliot Chief Executive Officer

/s/ Jean LeRoy
Jean LeRoy Chief Financial Officer