Form 10QSB
period 2005-06-30
SUPREME REALTY INVESTMENTS, INC.
filed 2005-08-15
CIK 1172319

OMB APPROVAL

OMB Number 3235-0416
Expires: January 31, 2007
Estimated average burden hours per response: 136

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2005

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from	to

Commission file number	000-49770

SUPREME REALTY INVESTMENTS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	43-1954776
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

P.O. Box 690578, Orlando, FL 32869-0578
(Address of principal executive offices)

(407) 583-4603
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

Not Applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

4,600,000 common shares issued and outstanding as of June 30, 2005

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

SUPREME REALTY INVESTMENTS, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The information in this report is for the six month period ended June 30, 2005, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Supreme Realty Investments, Inc. ("Supreme " or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The condensed consolidated financial statements should be read in conjunction with Supreme's financial statements and the notes thereto contained in Supreme's Audited Financial Statements for the year ended December 31, 2004, in the From 10-KSB as filed with the SEC on April 15, 2005.

Interim results are not necessarily indicative of results for the full fiscal year.

SUPREME REALTY INVESTMENTS, INC.
UNAUDITED CONSOLIDATED BALANCE SHEET
As of June 30

	2005	2004
ASSETS:
Current Assets:
Cash & Cash Equivalents	$2,719	10,992
Stock Subscriptions Receivable	1,550,000	-0-
Accounts Receivable	-0-	7,379
Less: Allowance for Doubtful Accounts	-0-	-0-
Total Current Assets	1,552,719	18,371
Real Estate Investments:
Existing Properties	1,466,000	1,966,000
New Property Acquisitions	-0-	-0-
Gross Properties	1,466,000	1,966,000
Less: Accumulated Deprec.	(173,267)	(157,836)
Total Real Estate Investments	1,292,733	1,808,164

Total Investments	1,292,733	1,808,164
Other Assets:
Furniture/Fixtures/Equipment	11,662	11,662
Less: Accumulated Deprec.	(7,609)	(5,421)
Total Other Assets	4,053	6,241

TOTAL ASSETS	2,849,505	1,814,405
LIABILITIES:
Current Liabilities	171,012	109,179
Notes Payable	-0-	12,000
Mortgages Payable	835,000	1,235,000
Total Liabilities	1,006,012	1,356,179
STOCKHOLDER'S EQUITY:
Common Stock, $0.001 par, 200,000,000 authorized, 4,600,000 outstanding	4,600	64,356
Additional Paid In Capital	2,248,546	623,146
Retained Earnings (Deficit)	(409,653)	(211,776)
Less: Treasury Stock	-0-	(17,500)
Total Stockholder Equity	1,843,493	458,226

TOTAL LIABILITIES & EQUITY	2,849,505	1,814,405

SUPREME REALTY INVESTMENTS, INC.
UNAUDITED CONSOLIDATED STATEMENT OF EARNINGS
For the Six months ended June 30

	2005	2004
REVENUES:
Revenues from Rental Properties	$1,273	26,945
Revenues from Mortgage Banking
Revenues from Realty & Management
TOTAL REVENUES	1,273	26,945

PROPERTY OPERATING EXPENSES:
Real Estate Taxes	-0-	3,839
Mortgage Interest	38,662	38,661
Operations and Maintenance	7,379	24,232
Depreciation and Amortization	26,654	35,318
Total Property Expenses	72,695	102,050
GENERAL EXPENSES:
Salaries, Commissions, & Employee Benefits	22,901	16,709
General & Administrative Expenses	18,676	25,197
Interest Expense	-0-	-0-
Depreciation & Amortization	1,095	1,095
Total General Expenses	42,672	43,001
TOTAL EXPENSES	115,367	145,051

NET INCOME (LOSS) Before Taxes & Extraordinary Items	(114,094)	(118,106)
Gain(Loss)-on Sale of Assets	-0-	4,200
Provision for Income Taxes	-0-	-0-
NET INCOME (LOSS)	(114,094)	(113,906)

Weighted Average Common Shares Outstanding	4,600,000	19,338,827

NET INCOME per Common Share	0.00	0.00

SUPREME REALTY INVESTMENTS, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOW
For the Six months ended June 30

	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	(114,094)	(113,906)
Adjustments to reconcile net income to cash providedby Operating Activities
Depreciation and Amortization	27,749	36,413
Provision for Income Taxes	-0-	-0-
(Increase) Decrease in Receivables	(1,542,621)	-0-
(Increase) Decrease in Prepaid Expenses	-	-
Increase (Decrease) in Current Liabilities	27,559	81,019
Net Cash from Operating Activities	(1,601,407)	3,526

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of Furniture, Fixtures, & Equipment	-0-	-0-

Proceeds from the Sale of:
Furniture, Fixtures, & Equipment	-0-	4,200
Real Estate Improvements	-0-	-0-
Net Cash from Investing Activities	-0-	4,200

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from:
Borrowings-Mortgages	-0-	-0-
Issuance of Common Stock	1,600,000	-0-
Payments for:
Debt Repayment	-0-	-0-

Net Cash from Financing Activities	1,600,000	-0-

Net Change In Cash	(1,407)	7,726
Cash Balance, January 1	4,126	3,266

Cash Balance, June 30	2,719	10,992

SUPREME REALTY INVESTMENTS, INC
Statement of Changes in Stockholders' Equity
As of June 30, 2005

			Additional		Treasury	Total
	Common Stock		paid in	Retained	Stock	Stockholders'
	Shares	Amount	Capital	Earnings	(common)	Equity
Beginning Balance, January 1, 2001	1,000,000	10,000	15,000	-	-	25,000

Common Stock Issued	4,000,000	40,000	127,769	-	-	167,769
Net Income	-	-	-	8,915	-	8,915

Balance, December 31, 2001	5,000,000	50,000	142,769	8,915	-	201,684

Common Stock Issued	14,356,327	14,356	445,377	-	-	459,733
Net Income	-	-	-	(15,691)	-	(15,691)

Balance, December 31, 2002	19,356,327	64,356	588,146	(6,776)	-	645,726

Common Stock Issued	-	-	-	-		-
Net Income	-	-	-	(74,288)	-	(74,288)
Treasury Stock Acquired from Subsidiary	(100,000)		35,000			35,000
Treasury Stock Reissued	82,500				(17,500)	(17,500)

Balance, December 31, 2004	19,338,827	64,356	623,146	(81,064)	(17,500)	588,938

Common Stock Issued In Merger	10,661,173	(16,856)				(16,856)
Treasury Stock Reissued		(17,500)			17,500	-
Net Income				(214,495)		(214,495)
						-
						-
Balance, December 31, 2004	30,000,000	30,000	623,146	(295,559)	-	357,587

Common Stock Options Exercised	16,000,000	16,000	1,584,000			1,600,000
Net Income				(114,094)		(114,094)
1-10 Reverse Stock Split	(41,400,000)	(41,400)	41,400			-
						-
						-
Balance, June 30, 2005	4,600,000	4,600	2,248,546	(409,653)	-	1,843,493

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

•
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

•
4-unit apartment building in Chicago, Illinois acquired by Installment Agreement for Warranty Deed at a cost of $280,000, which carries a non-recourse mortgage note in the amount of $224,000, which bears interest at a rate of 7% and is due on December 15, 2005. Property is currently 100% occupied and stable.

•
6-unit apartment building in Chicago, Illinois, acquired by Installment Agreement for Warranty Deed at a cost of $586,000, which carries a non-recourse first mortgage note in the amount of $131,000, which bears interest at a rate of 7% and is due on February 1, 2031. The property is currently unoccupied and scheduled for demolition.

Description	Encumbrances	Initial Cost	Cost Capitalized	Gross amount carried at close of period	Accumulated Depreciation	Date of Construction

12-Unit Apartment Bldg(1)	$480,000	$600,000	-0-	$600,000	$78,182	N/A
6-Unit Apartment Bldg(3)	$131,000	$586,000	-0-	$586,000	$58,600	N/A
4-Unit Apartment Bldg(4)	$224,000	$280,000	-0-	$280,000	$36,485	N/A

TOTALS	835,000	1,466,000	0	1,466,000	173,267

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

4.          Proposed Real Estate Acquisitions

The Company has entered into a formal Letter of Intent to acquire the following portfolio of hotel properties from CITY HOTELS, NV, of Brussels, Belgium:

•    263-room, full service hotel in Detroit, Michigan (DoubleTree Hotel)
•    197-room, full service hotel in St. Louis, Missouri (DoubleTree Hotel)
•    185-room, full service hotel in Dayton, Ohio (DoubleTree Hotel); and
•    283-room, full service hotel in Tulsa, Oklahoma (Hilton Hotel)

SFAS 5 requires the disclosure of contingencies involving uncertainty that may result in a gain or loss to the Company that will ultimately be resolved when one or more future events occur or fail to occur. For purposes of this statement, the likelihood that a future event will occur can range from remote, to reasonably possible, to probable. SFAS 5 further states that, in the event of a gain contingency, care must be exercised to avoid misleading implications as to the likelihood of realization. At this time, management considers it remote that these proposed acquisitions are likely to occur.

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

8.          Investment in Affiliates

In June, 2005, the Company formed one wholly-owned subsidiary, Supreme Hotel Properties Inc., a Delaware corporation of which it owns 100% of the outstanding common stock, to hold its hotel assets. SFAS 94 requires investments in companies in which the parent company has the ability to influence operations and finances to be accounted for by the consolidation method.

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

10.      Current Liabilities and Notes Payable

Current Liabilities include $10,000 in trade payables and $161,012 for the accrued interest on the mortgages payable.

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

12.        Common Stock Transactions

On July 5, 2005, the Company affected a 1-10 reverse stock split, reducing the number of common shares outstanding to 4,600,000.

13.        Market for Common Equity and Related Stockholder Matters

The Company’s common stock is currently traded on the Over-the-Counter Bulletin Board(OTCBB) under the symbol “SRLT”.

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

On August 28, 2004, (“Grant Date” and “Measurement Date”) the Company granted options to purchase 16,000,000 shares of common stock to officers and non-employee consultants in recognition of past services rendered, at an exercise price of $0.10 per share. Under the provisions of APB 25, the Company estimated the “fair market value” of the shares to be equal to the book value of $0.02 per share. Since the exercise price was greater than the fair market value as of the measurement date, no compensation cost was incurred by the Company.

15.        Commitments

None

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

17.        Material Subsequent Events

Halter Financial Investments, L.P. of Dallas, Texas has entered into a Letter of Intent with the Company setting forth the terms and conditions pursuant to which it will acquire a controlling interest, estimated to be approximately 81%, of the Company’s outstanding common stock (hereafter, “Share Purchase Transaction”). The Share Purchase Transaction is subject to the following conditions: (1) the Company transferring all of its assets and liabilities to its wholly-owned subsidiary, Supreme Hotel Properties, Inc.; (2) the Company then transferring its interest in Supreme Hotel Properties, Inc. to the Company’s existing shareholders of record, on a pro rata basis, to effectively spin-off Supreme Hotel Properties, Inc. as a separate entity; and (3) the spin-off transaction being approved by a majority of the Company’s shareholders entitled to vote thereon.

The proposed Share Purchase Transaction will necessitate the issuance of approximately 2,000,000 new shares of common stock to Halter Financial Investments, L.P. The number of shares to be issued is based on the completion of a proposed 1 for 10 reverse stock split. In addition, once the Share Purchase Transaction is concluded, all existing officers and directors of the Company will resign and nominees of Halter Financial Investments will be appointed to fill such vacancies. Following consummation of the Share Purchase Transaction, new management of the Company, using its reputation, experience, and international contacts, will seek to complete a merger or similar transaction with an operating business that will qualify the Company to have its securities listed on a major national exchange or quotation medium like the New York Stock Exchange, the American Stock Exchange, or NASDAQ.

Proceeds from the sale of the shares to Halter Financial Investments will be transferred to Supreme Hotel Properties, Inc. to be used to pay expenses related to the acquisition of hotel properties and to maintain the Company’s current business operations as assumed by Supreme Hotel Properties, Inc. The shares of Supreme Hotel Properties, Inc. distributed to the shareholders of the Company as part of the spin off will have attendant registration rights and the management of Supreme Hotel Properties, Inc. will seek to file a registration statement with the SEC to register those shares. Upon that registration becoming effective, management will then apply for listing the company’s securities on a national exchange or quotation medium.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations

Revenues from Continuing Operations

Rental revenue decreased to $1,273 for the 6-month period ended June 30, 2005 compared to $26,945 for the 6-month period ended June 30, 2004. The decrease in rental revenue in 2004 can be attributed to the fact that rental payments have been suspended under the terms of the HUD Rental Assistance contract pending mandated repairs.

Mortgage Banking operations have been suspended pending issuance of the proper licenses in the State of Florida.

Expenses from Continuing Operations.

Total expenses from continuing operations decreased from $145,051 for the 6-month period ended June 30, 2004 to $115,367 for the 6-month period ended June 30, 2005, a net decrease of $29,684.

1.
Property operating expenses decreased by $29,355 for the 6-month period ended June 30, 2005 compared to the 6-month period ended June 30, 2004. This expense decrease is primarily attributable to the fact that we have restructured the terms of purchase agreements so that we are no longer obligated to pay the property operating expenses.

2.
Property Depreciation and Amortization decreased by $8,664 for the for 6-month period ending June 30, 2005 compared to the same period ending June 30, 2004. This reflects the fact we now have three apartment buildings in service.

3.	Salaries, commissions and employees benefits remained stable.
4.
General and administrative expenses decreased by $6,511 for the for 6-month period ending June 30, 2005 compared to the same period ending June 30, 2004. This reflects the fact that fewer expenses were paid to outside parties for legal, accounting, consulting, and other fees and expenses for services rendered in association with, and related to, the merger.

5.	Interest Expense reflects that fact that the only notes we have outstanding are non-interest bearing notes.
6.	Other Depreciation and Amortization reflects the depreciation on Office Furniture, Fixtures, and Equipment.

Net Income/Loss from Operations.

Net loss from operations for the 6-month period ended June 30, 2005 was $ 114,094 versus net loss of $113,906 for the 6-month period ended June 30, 2004. The net loss in 2004 is attributed primarily to expenses associated with the corporate move to Orlando, Florida and reclassified accrued mortgage interest expenses.

Liquidity and Capital Resources

For the 6-month periods ended June 30, 2005 and June 30, 2004, Supreme's net cash provided by operating activities totaled ($1,601,407) and 3,526, respectively. This change relates directly to an increase in Supreme's receivables from employee stock options that were exercised and subscribed to but not paid for.

As of the 6-month period ended June 30, 2005, Supreme's unrestricted cash resources were $2,719 as compared to $10,992 as of the 6-month period ended June 30, 2004. The cash flow from our existing properties will not fund our future liquidity requirements. The principal source of Supreme's capital has been from funds received from operations, the issuance of common stock, and the use of non-recourse debt in association with the acquisition of its real properties.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Supreme's knowledge, no lawsuits were commenced against Supreme during the 6-months ended June 30, 2005, nor did Supreme commence any lawsuits during the same period. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Changes in Securities

On July 5, 2005, the Company affected a 1-10 reverse stock split, reducing the number of common shares outstanding to 4,600,000.

Recent Sales of Unregistered Securities

None.

Recent Sales of Registered Securities

None.

Use of Proceeds

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION ITEM

Halter Financial Investments, L.P. of Dallas, Texas has entered into a Letter of Intent with the Company setting forth the terms and conditions pursuant to which it will acquire a controlling interest, estimated to be approximately 81%, of the Company’s outstanding common stock (hereafter, “Share Purchase Transaction”). The Share Purchase Transaction is subject to the following conditions: (1) the Company transferring all of its assets and liabilities to its wholly-owned subsidiary, Supreme Hotel Properties, Inc.; (2) the Company then transferring its interest in Supreme Hotel Properties, Inc. to the Company’s existing shareholders of record, on a pro rata basis, to effectively spin-off Supreme Hotel Properties, Inc. as a separate entity; and (3) the spin-off transaction being approved by a majority of the Company’s shareholders entitled to vote thereon.

The proposed Share Purchase Transaction will necessitate the issuance of approximately 2,000,000 new shares of common stock to Halter Financial Investments, L.P. The number of shares to be issued is based on the completion of a proposed 1 for 10 reverse stock split. In addition, once the Share Purchase Transaction is concluded, all existing officers and directors of the Company will resign and nominees of Halter Financial Investments will be appointed to fill such vacancies. Following consummation of the Share Purchase Transaction, new management of the Company, using its reputation, experience, and international contacts, will seek to complete a merger or similar transaction with an operating business that will qualify the Company to have its securities listed on a major national exchange or quotation medium like the New York Stock Exchange, the American Stock Exchange, or NASDAQ.

Proceeds from the sale of the shares to Halter Financial Investments will be transferred to Supreme Hotel Properties, Inc. to be used to pay expenses related to the acquisition of hotel properties and to maintain the Company’s current business operations as assumed by Supreme Hotel Properties, Inc. The shares of Supreme Hotel Properties, Inc. distributed to the shareholders of the Company as part of the spin off will have attendant registration rights and the management of Supreme Hotel Properties, Inc. will seek to file a registration statement with the SEC to register those shares. Upon that registration becoming effective, management will then apply for listing the company’s securities on a national exchange or quotation medium.

ITEM 6. EXHIBITS

a. Exhibits

Exhibit Number	Exhibit Title
3.0	Articles of Merger, filed with the Nevada Secretary of State on October 21, 2004 (incorporated by reference from our Form S-4 A/12, filed August 18, 2004)
3.1	Articles of Incorporation, (incorporated by reference from our Form S-4 A/12, filed August 18, 2004)
3.2	Articles of Amendment (incorporated by reference from our Form S-4 A/12, filed August 18, 2004)
3.2	Bylaws (incorporated by reference from our Form S-4 A/12 Registration Statement, filed August 18, 2004)
31.1	Certificate of CEO/CFO as Required by Rule 13a-14(a)/15d-14
31.2	Certificate of CEO/CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.1	Certificate of CEO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

b. Reports of Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPREME REALTY INVESTMENTS, INC.
Date: August 11, 2005 By:	/s/ Thomas Elliott
Thomas Elliott, Chief Executive Officer

/s/ Jean LeRoy
Jean LeRoy, President, Chief Financial Officer