Form 10KSB/A
period 2004-12-31
SUPREME REALTY INVESTMENTS, INC.
filed 2005-09-20
CIK 1172319

OMB APPROVAL
OMB Number 3235-0420
Expires: January 31, 2006
Estimated average burden hours per response: 1646
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended	December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from	to
Commission file number	000-49770

SUPREME REALTY INVESTMENTS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	43-1954776
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

P.O. Box 690578, Orlando, FL 32869
(Address of principal executive offices)

(407) 583-4603
(Issuer's telephone number)

Securities Issued under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Exchange on which registered

$0.001 par value, common	Over-the-Counter Bulletin Board(OTCBB)

Securities Issued under Section 12(g) of the Exchange Act:	None

Title of Class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Issuer’s revenues for the fiscal year ended December 31, 2004, were $63,405.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer as of April 8, 2005, based upon the last reported sales price on the OTCBB was $412,433.

(APPLICABLE ONLY TO CORPORATE ISSUERS)

The Registrant’s common stock outstanding as of April 8, 2005, was 30,000,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Form 10-KSB, Filed April 15, 2005

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-KSB of Supreme Realty Investments, Inc. for the year ended December 31, 2004 is being filed solely for the purpose of filing a copy of the completed report of the Company's independent registered public accounting firm included in Exhibit 1. A report stating that the audit had not been completed was filed with the Company's original Form 10-KSB filing on April 15, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPREME REALTY INVESTMENTS, INC.
Date: September 19, 2005

	By:	/s/ Thomas Elliott
Thomas Elliott, Chief Executive Officer

/s/ Jean LeRoy
Jean LeRoy, President, Chief Financial Officer