Form 10KSB/A
period 2004-12-31
SUPREME REALTY INVESTMENTS, INC.
filed 2005-10-06
CIK 1172319

OMB APPROVAL
OMB Number 3235-0420 Expires: January 31,2006 Estimated average burden hours per response: 1646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE:

Form 10-KSB, Filed April 15, 2005 and amended September 20, 2005

Transitional Small Business Disclosure Format (Check One): Yes  ☐  No  ☒

Explanatory Note

This Amendment No. 2 to the Annual Report on Form 10-KSB of Supreme Realty Investments, Inc. for the fiscal year ended December 31, 2004 is being filed solely for the purpose of revising and amending our audited financial statements and related notes to correct accounting errors.

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

Index

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

Index

•
4-unit apartment building in Chicago, Illinois acquired by Installment Agreement for Warranty Deed at a cost of $280,000, which carries a non-recourse mortgage note in the amount of $224,000, which bears interest at a rate of 7% and is due on December 15, 2005. Property is currently 100% occupied and stable.

•
6-unit apartment building in Chicago, Illinois, acquired by Installment Agreement for Warranty Deed at a cost of $586,000, which carries a non-recourse first mortgage note in the amount of $131,000, which bears interest at a rate of 7% and is due on February 1, 2031. The property is currently unoccupied and scheduled for demolition. The company plans to demolish the building and build townhouses on the 18,750 SF site.

Description	Encumbrances	Initial Cost	Cost Capitalized	Gross amount carried at close of period	Accumulated Depreciation	Date of Construction

12-Unit Apartment Bldg(1)	$480,000	$600,000	-0-	$600,000	$67,272	N/A
6-Unit Apartment Bldg(3)	$131,000	$586,000	-0-	$586,000	$35,102	N/A
4-Unit Apartment Bldg(4)	$224,000	$280,000	-0-	$280,000	$31,394	N/A

TOTALS	835,000	1,466,000	0	1,466,000	133,768

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

Index

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

The Company’s common stock trades on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “SUPR”.

The range for high and low bids since the stock began trading on March 3, 2005 is $0.025 - $0.40. The last reported price of the Company’s common stock, as of April 8, 2005, was $0.05.

Holders

As of December 31, 2004, there were approximately 58 holders of record of the Company’s common stock.

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

Index

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

Item 6. Management’s Discussion And Analysis

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

To better pursue opportunities in the hospitality sector, the Company moved its corporate headquarters to Orlando, Florida in October, 2004.

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

Index

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

Expenses from Continuing Operations.

Total expenses from continuing operations increased from $266,046 for the year ended December 31, 2003 to $275,804 for the year ended December 31, 2004, a net increase of $9,758.

1.
Property operating expenses increased by $63,903 for the year ended December 31, 2004 compared to the year ended December 31, 2003. This expense increase is primarily attributable to mortgage interest costs and property repairs.

2.
Property Depreciation and Amortization decreased by $7,030 for the year ending December 31, 2004 compared to the same period ending December 31, 2003. This reflects the fact that we sold our interest in one of our apartment buildings during the period and we have changed the estimated useful life of one of our properties to -0-.

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

Net Income/Loss from Operations.

Net loss from operations for the year ended December 31, 2004 was $ (212,399) versus net loss of $(74,288) for the year ended December 31, 2003. The net loss in 2004 is attributed primarily to expenses associated with the merger, loss of rental revenues, and interest on mortgage indebtedness charges.

Liquidity and Capital Resources

For the years ended December 31, 2004 and December 31, 2003, Supreme's net cash provided by operating activities totaled ($24,196)and $12,900, respectively. This change relates to an increase in accrued mortgage interest.

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

Index

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

Management believes that there are material trends, events, or uncertainties that are reasonably likely to have a material impact on the company's short-term or long-term liquidity or significant items of income or loss arising from continued operations. The acquisitions of hotels are likely to produce material changes in line items on the company’s financial statements, financial condition, and its results of operations.

Off-balance sheet arrangements

Supreme does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to its stockholders.

Index

Item 7. Financial Statements

GEORGE STEWART, CPA
2301 SOUTH JACKSON STREET, SUITE 101-G
SEATTLE, WASHINGTON 98144
(206) 328-8554 FAX(206) 328-0383

INDEPENDENT AUDITORS REPORT

To the Board of Directors
Supreme Realty Investments, Inc., Inc.

I have audited the accompanying balance sheets of Supreme Realty Investments, Inc., Inc. as of December 31, 2004 and 2003, and the related statements of operations and retained earnings, stockholders’ equity and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards in the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Supreme Realty Investments, Inc., Inc., as of December 31, 2004 and 2003, and the results of its operations and cash flows for the years ended December 31, 2004 and 2003 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Note #14 to the financial statements, the Company has experienced losses for several years. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ George Stewart
Seattle, Washington
May 14, 2005

Index

CONSOLIDATED STATEMENT OF FINANCIAL POSITION
As of

	31-Dec 2004	31-Dec 2003
ASSETS:
Current Assets:
Cash or Cash Equivalents	4,126	3,266
Accounts Receivable	7,379	9,600
Total Current Assets	11,505	12,866
Real Estate Investments
Existing Properties	1,466,000	1,966,000
New Acquisitions	-	-
Gross Properties	1,466,000	1,966,000
Less: Accumulated Depreciation	(133,768)	(122,091)
Total Real Estate Investments	1,332,232	1,843,909
Other Assets:
Goodwill & Other Intangibles	-	-
Less: Amortization	-	-
Furniture, Fixtures, and Equipment	11,662	11,662
Less: Accumulated Depreciation	(7,002)	(4,339)
Total Other Assets	4,660	7,323

TOTAL ASSETS	1,348,397	1,864,098
LIABILITIES:
Current Liabilities	143,453	28,160
Notes Payable	-	12,000
Mortgages Payable	835,000	1,235,000
Total Liabilities	978,453	1,275,160
STOCKHOLDERS' EQUITY
Common Stock, $.001 par value, 200,000,000 authorized, 30,000,000 outstanding	30,000	64,356
Additional Paid-In Capital	623,146	623,146
Retained Earnings(Deficit)	(283,202)	(81,064)
Less: Treasury Stock	-	(17,500)
Total Stockholders' Equity	369,944	588,938

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	1,348,397	1,864,098

Index

CONSOLIDATE STATEMENTS OF OPERATIONS
For the Fiscal Year Ended
December 31

	2004	2003
REVENUES:
Revenues from Rental Properties	48,405	191,758
Revenues from Mortgage Banking	-	-
Revenues from Realty & Management	15,000	-
TOTAL REVENUES:	63,405	191,758
PROPERTY OPERATING EXPENSES:
Real Estate Taxes	5,739	12,000
Mortgage Interest	77,322	17,036
Operations and Maintenance	48,463	25,374
Property Depreciation	58,279	71,491
Total Property Expenses	189,803	125,900
GENERAL EXPENSES:
Salaries, Commissions, & Employee Benefits	33,418	49,076
General & Administrative Expenses	50,394	88,881
Depreciation & Amortization	2,189	2,189
Total General Expenses	86,001	140,146
TOTAL EXPENSES	275,804	266,046

INCOME BEFORE INVESTMENT ACTIVITIES	(212,399)	(74,288)
Gain(Loss)-on Sale of Assets	4,200	-
Gain(Loss)-on Forgiveness of Debt	-	-
Gain(Loss)-on Sale of Properties	6,061	-
NET INCOME (LOSS) Before Taxes & Extraordinary Items	(202,138)	(74,288)
Provision for Income Taxes	-	-
Extraordinary Gains(Losses)	-	-
NET INCOME(LOSS)	(202,138)	(74,288)

Weighted Average Common Shares Outstanding	3,800,000	3,800,000

NET INCOME (LOSS) per Common Share-Basic	($0.05)	($0.02)
NET INCOME (LOSS) per Common Share-Diluted	($0.05)	($0.02)

Index

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Fiscal Year Ended
December 31

	2004	2003
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	(202,138)	(74,288)
Adjustments to reconcile net income to cash providedby Operating Activities
Depreciation and Amortization	60,468	73,680
Provision for Income Taxes
(Increase) Decrease in Receivables	2,221	9,600
(Increase) Decrease in Prepaid Expenses
Increase (Decrease) in Current Liabilities	115,293	23,109
Net Cash from Operating Activities	(24,196)	12,900

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of Furniture, Fixtures, & Equipment		(522)

Proceeds from the Sale of:
Furniture, Fixtures, & Equipment	6,061
Real Estate Improvements	450,000
Net Cash from Investing Activities	456,061	(522)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from:
Borrowings-Mortgages
Issuance of Common Stock		17,500
Payments for:
Debt Repayment	(412,000)	28,600
Repurchase of Treasury Stock	(19,045)
Net Cash from Financing Activities	(431,045)	(11,100)

Net Change In Cash	860	1,278
Cash Balance, January 1	3,266	1.987

Cash Balance, December 31	4,126	3,266

Index

 STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional paid in		Treasury Stock	Total Stockholders’
	Shares	Amount	Capital	Retained Earnings	(common)	Equity
Beginning Balance, January 1, 2001	1,000,000	10,000	15,000	-	-	25,000
Common Stock Issued	4,000,000	40,000	127,769	-	-	167,769
Net Income	-	-	-	8,915	-	8,915
Balance, December 31, 2001	5,000,000	50,000	142,769	8,915	-	201,684
Common Stock Issued	14,356,327	14,356	445,377	-	-	439,733
Net Income	-	-	-	(15,691)	-	(15,691)
Balance, December 31, 2002	19,356,327	64,356	588,146	(6,776)	-	625,726
Common Stock Issued	-	-	-	-		-
Net Income	-	-	-	(74,288)	-	(74,288)
Treasury Stock Acquired from Subsidiary	(100,000)		35,000			35,000
Treasury Stock Reissued	82,500				(17,500)	(17,500)
Balance, December 31, 2003	19,338,827	64,356	623,146	(81,064)	(17,500)	568,938
Common Stock Issued In Merger	10,661,173	(16,856)				(16,856)
Treasury Stock Reissued		(17,500)			17,500
Net Income				(202,138)		(202,138)
Balance, December 31, 2004	30,000,000	30,000	623,146	(283,202)	-0-	369,944

Index

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

Index

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

Index

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

•
4-unit apartment building in Chicago, Illinois acquired by Installment Agreement for Warranty Deed at a cost of $280,000, which carries a non-recourse mortgage note in the amount of $224,000, which bears interest at a rate of 7% and is due on December 15, 2005. Property is currently 100% occupied and stable, but each of the tenants receives rental assistance from HUD in the form of a Section 8 Housing Voucher.

•
6-unit apartment building in Chicago, Illinois, acquired by Installment Agreement for Warranty Deed at a cost of $586,000, which carries a non-recourse first mortgage note in the amount of $131,000, which bears interest at a rate of 7% and is due on February 1, 2031. The property is currently unoccupied and scheduled for demolition. The company plans to erect (6) new townhouses on the 18,750 sf lot where the property now sits.

Description	Encumbrances	Initial Cost	Cost Capitalized	Gross amount carried at close of period	Accumulated Depreciation	Date of Construction

12-Unit Apartment Bldg (1)	$480,000	$600,000	-0-	$600,000	$67,272	N/A
6-Unit Apartment Bldg (3)	$131,000	$586,000	-0-	$586,000	$35,102	N/A
4-Unit Apartment Bldg (4)	$224,000	$280,000	-0-	$280,000	$31,394	N/A

TOTALS	835,000	1,466,000	0	1,466,000	133,768

Real Estate Investments are recorded at cost, less accumulated depreciation. If there is an event or change of circumstances that indicates that the basis of a property may not be recoverable, then management will assess any impairment in value by making a comparison of (i) the current and projected operating cash flows (undiscounted and without interest charges) of the property over its remaining useful life and (ii) the net carrying amount of the property. If the current and projected operating cash flows are less than the carrying value of the property, the carrying value would be written down to an amount to reflect the fair value of the property. At the time of the preparation of these financial statements, we have tested each of our real estate assets for impairment. The following table describes our net carrying costs and projected cash flows associated with each property:

Index

				Estimated Fair Value (1)
Description	Gross amount carried at close of period	Accumulated Depreciation	Net Carrying Cost	Land (2)	Building	Cost to Sell (3)	Estimated Fair Value
12-Unit Apartment Bldg	$600,000	(67,272)	532,728	250,000	400,000	($19,500)	$624,000
6-Unit Apartment Bldg	$586,000	(35,102)	550,898	468,750	100,000	($11,375)	$557,375
4-Unit Apartment Bldg	$280,000	(31,394)	248,606	93,750	256,250	($10,500)	$336,000

TOTALS	1,466,000	($133,768)	1,083,626	812,500	756,250	($41,375)	$1,517,375

(1)
SFAS 144 defines “fair value” as the amount at which an asset could be sold in a current transaction between willing parties, other than in a forced or liquidation sale. When auoted market prices in active markets are not available, the estimate of fair value shall be the based on the best information available, including recent sales of similar assets. Our estimates are based on recent sales of comparable properties quoted by the Chicago Association of Realtors, Multiple Listing Service(MLS).

(2)	Local vacant land values range from $15-$25/sf.
(3)	Includes legal fees, broker’s commissions, etc.

Depreciation has been computed using the straight-line method over the estimated useful lives of 27.5 years. SFAS 144 states that a long-lived asset is considered abandoned when it ceases to be used. SFAS 144 further requires that when a company commits to a plan to abandon an asset before the end of its previously estimated useful life, depreciation estimates must be revised in accordance with SFAS 154 to reflect the use of the asset over its shortened useful life. Therefore, we have revised our revised our estimated useful life of the the six-unit apartment building listed above to -0-, and revised our depreciation estimates for this period and future periods.

Expenses for maintenance and repairs are charged to operations as incurred. Significant renovations are capitalized.

During the fourth quarter of the fiscal year, the company sold all of its interests in one of its residential properties. A tabular summary of that transaction follows.

Description	Gross amount carried at time of sale	Encumbrances	Accumulated Depreciation	Sale Price	Gain(Loss) on Sale

6-Unit Apartment Bldg (2)	500,000	400,000	43,939	450,000	6,061

4.	Proposed Real Estate Acquisitions

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

Index

5.	Revenue Recognition

Rental revenues are recognized in the month they are earned. Revenues from fees include brokerage commissions, management fees, development fees, origination fees, administration fees, and document processing fees and referral fees. All fee-base revenues are recognized when the service has been performed and the fee is due and payable. In cases where there is a significant degree of uncertainty surrounding collection of the fee, revenue is not recognized until the cash is collected.

6.	Income Taxes

The Company and its subsidiary file a consolidated federal income tax return.

7.	Deferred Tax Assets, Liabilities, and Valuation Allowances

Management has provided for tax loss carry-forwards of $15,691 for 2002, and $74,299 for 2003, and $202,138 for 2004. The tax loss carry-forwards expire in 2022, 2023, and 2024 respectively.

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

Index

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

Current Liabilities include trade payables and $77,322 in accrued mortgage interest. The $12,000 balance due to John Davis on Supreme Property, Inc.'s note for the purchase of substantially all of the assets from its predecessor company, Supreme Property Management & Sales, Inc., was paid on August 28, 2004.

Index

11.	Mortgages Payable

Three(3) parcels of property are being purchased by Installment Agreement for Warranty Deed, over a term of thirty(30) years. The notes bear interest at the rate of 7% per annum. Interest only payments are payable in quarterly installments, with balloon payments of the outstanding principal on maturity dates in December of 2005.

	Principal Payments Each Year
	2005	2006	2007	2008

12-Unit Apartment Bldg (1)	480,000	-0-	-0-	-0-
6-Unit Apartment Bldg (3)	131,000	-0-	-0-	-0-
4-Unit Apartment Bldg (4)	224,000	-0-	-0-	-0-

TOTALS	835,000	-0-	-0-	-0-

12.	Common Stock Transactions

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

Index

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

Supreme’s transfer agent has placed appropriate legends on the certificates of any common stock of the Company to be received by affiliates of Supreme which are subject to the resale rules of Rule 144. In addition, affiliates of Supreme have also acknowledged the resale restrictions imposed by Rule 145 under the Securities Act of 1933 on shares of common stock of Coronation to be received by them in the merger.

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

Index

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

The company leases 16 of its residential apartments pursuant to a Section 8-Housing Assistance Payments contract with the U.S. Dept. of Housing and Urban Development(HUD). Payments have been suspended under the terms of that contract pending the completion of mandated repairs. There is no assurance that the contract will be renewed or past due payments will ever be recovered.

Index

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

Index

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

At current discount rates and capitalization rates, we have estimated the portfolio’s current total value at $52 million and we expect that with improved management and overall economic conditions we can increase that value by 10%-30% over the next 5 years.

These pro forma statements illustrate the possible future prospects of the Company because they set forth the scope of the change in the company's historical financial position and results of operations that may be caused by the transaction. The statements are presented as if the transaction was consummated at the beginning of the fiscal year presented.

Index

UNAUDITED PRO FORMA CONDENSED
STATEMENT OF INCOME
For the year ending
12/31

REVENUES:	2005	2004
Revenues from Hotel Properties	$35,392,400		-
Revenues from Apartment Properties	-		48,405
Revenues from Realty & Management			15,000
TOTAL REVENUES:	35,392,400		63,405
PROPERTY OPERATING EXPENSES:
Interest on Long-Term Debt	2,443,750		-
Operations and Maintenance	19,387,957		54,202
Depreciation and Amortization-Property	871,795		64,461
Total Property Expenses	21,481,627		118,663
GENERAL EXPENSES:
Salaries, Commissions, & Employee Benefits	2,376,306		33,418
General & Administrative Expenses	596,800		50,394
Depreciation & Amortization-Office	40,000		2,189
Total General Expenses	3,013,106		86,001

TOTAL EXPENSES	24,494,733		204,664

INCOME BEFORE INVESTMENT ACTIVITIES	9,721,212		(141,259)

Interest Income-Exempt	45,500		-
Gains(Loss) on Sale of Assets	-		4,200
Gains(Loss) on Forgiveness of Debt	-		-
Gains(Loss) on Sale of Properties	-		6,061
NET EARNINGS (LOSS) Before Taxes & Extraordinary Items	10,943,167		(130,998)
Provision for Income Taxes	(3,361,370)		-
Extraordinary Gains(Losses)	-		-
NET EARNINGS(LOSS)	6,359,922		(130,998)

Weighted Average Common Shares Outstanding	62,594,000		30,000,000

NET EARNINGS per Common Share	$0.10	$	(0.00)

Index

UNAUDITED PRO FORMA CONDENSED
BALANCE SHEET
As of
12/31

ASSETS:	2005	2004
Current Assets:
Cash or Cash Equivalents	9,935,481	4,125
Capital Reserves	1,000,000	-
Accounts/Notes Receivable	-	7,379
Total Current Assets	10,935,481	11,504

Real Estate Investments
Existing Properties	-	1,466,000
New Acquisitions	34,000,000	-
Gross Properties	34,000,000	1,466,000
Less: Accumulated Depreciation	(871,795)	(190,551)
Land and Other Non-Depreciable Property	12,000,000	-
Total Real Estate Investments	45,128,205	1,275,449
Other Assets:
Office Furniture, Fixtures, and Equipment	211,662	11,662
Less: Accumulated Depreciation	(46,541)	(6,515)
Total Other Assets	165,121	5,148

TOTAL ASSETS	56,228,807	1,292,101
LIABILITIES:
Current Liabilities	2,067,068	851,017
Income Taxes Payable	3,361,370
Notes Payable	-	-
Long-Term Debt Payable, 6% 1st Mtg Debentures	39,100,000	-
Total Liabilities	44,528,438	851,017
STOCKHOLDERS' EQUITY
Common Stock, $.001 par value, 200,000,000 authorized, 62,594,000 outstanding	62,594	30,000
Partnership Units	1,000,000	-
Additional Paid-In Capital-Common	9,350,495	623,146
Retained Earnings(Deficit)	1,287,280	(212,062)
Total Stockholders' Equity	11,700,369	441,084

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	56,228,807	1,292,101

Index

EXPLANATORY NOTES TO UNAUDITED PRO FORMA
CONDENSED FINANCIAL STATEMENTS

1.	Financial Structure

The company proposes to finance the acquisition of the hotels by issuing up to $40 million of 1st mortgage debentures and up to $12 million of common stock to institutional investors through a combination private placement and secondary public offering. Partnership units will be issued to the company’s hotel management agent.

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

Index

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls And Procedures

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) as of the fiscal year ended December 31, 2004. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

The Company’s Directors and Executive Officers, their ages and positions are as follows:

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

Prior to acquiring Supreme in April, 2000, Mr. Elliott was employed as:

Index

•	Real Estate Attorney (1993-2001); advising clients on the planning, negotiation, and financing of real estate transactions.
•
Sr. Project Manager, Mesirow/Stein Real Estate Services, Inc. (1991-1993); Large real estate development firm. Duties included supervision of master planning, financing, site acquisition, zoning, and development of several major residential and commercial properties in Chicago, Washington, DC, and St. Louis, MO.

•
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

•
Systems Engineer, EMC Corp (2001-2002).; Major information technology firm. Duties included design, development, implementation, integration, and customization of information technology and accounting systems.

•
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
Committees of the Board

The Company presently does not retain independent directors who chair the audit and compensation committees. The Company does not have an "audit committee financial expert" or a nominating committee.

Code of Ethics

The Board of Directors has adopted a Code of Business Ethics covering all of its officers, directors and employees. The Company requires all employees to adhere to the Code of Business Ethics in addressing legal and ethical issues encountered in conducting their work. The Code of Business Ethics requires that the Company’s employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company's best interest.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and persons who own beneficially more than ten percent of the Company’s common stock, to file reports of ownership and changes of ownership with the SEC. Based solely on the reports received by the company and on written representations from certain reporting persons, the Company believes that the directors, executive officers and greater than ten percent beneficial owners have complied with all applicable filing requirements.

Index

Item 10. Executive Compensation

The following table provides information about the compensation received during the last five fiscal years by the Company’s executive officers.

SUMMARY COMPENSATION TABLE
Name & Position	Year	Annual Compensation			Long-Term Compensation
					Awards		Payouts
		Salary	Bonus	Other	Securities Granted Under Options/SARS	Restricted Shares or Units	LTIP Payouts	All Other Compensation

Thomas Elliott, CEO	2004	Nil	Nil	Nil	10,000,000	Nil	Nil	$28,758
	2003	Nil	Nil	Nil	Nil	6,979,635(1)	Nil	13,765
	2002	Nil	Nil	Nil	Nil	6,979,635(1)	Nil	Nil
	2001	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2000	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Jean LeRoy, CFO	2004	Nil	Nil	Nil	4,000,000	Nil	Nil	Nil
	2003	Nil	Nil	Nil	Nil	6,142,078(2)	Nil	Nil
	2002	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	5,000,000 shares of Supreme Property, Inc. exchanged for 6,979,635 shares of Supreme Realty Investments, Inc. in the merger.
(2)	4,000,000 shares of Supreme Property, Inc. exchanged for 6,142,078 shares of Supreme Realty Investments, Inc. in the merger.

Index

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of December 31, 2004, 30,000,000 shares of common stock were outstanding. The following table sets forth, as of such date, information with respect to shares beneficially owned by:

▪	each person who is known by the Company to be the beneficial owner of more than 5% of its outstanding shares of common stock;
▪	each of the Company’s directors;
▪	each of the Company’s named executive officers; and
▪	all of the Company’s directors and executive officers as a group.

Beneficial ownership has been determined in accordance with Rule 13d-3 of the Exchange Act. Under this rule, shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option) within 60 days of the date of this table. In computing the percentage ownership of any person, the amount of shares includes the amount of shares beneficially owned by the person by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person does not necessarily reflect the person’s actual voting power.

To the Company’s knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the business address of the individuals listed is 7380 Sand Lake Road - Suite 500, Orlando, FL 32819.

Name& Address of Beneficial Owner	No. of Shares Beneficially Owned	% of Outstanding Shares
Thomas Elliott	13,959,270	47%
Jean LeRoy	6,142,078	20%

TOTAL	20,101,348	67%

Item 12. Certain Relationships and Related Party Transactions

None.

Item 13. Exhibits

a. Exhibits

Exhibit Number	Exhibit Title
3.1	Articles of Incorporation, (incorporated by reference from our Form S-4 A/12, filed August 18, 2004)
3.2	Articles of Amendment (incorporated by reference from our Form S-4 A/12, filed August 18, 2004)
3.2	Bylaws (incorporated by reference from our Form S-4 A/12 Registration Statement, filed August 18, 2004)
31.1	Certificate of CEO/CFO as Required by Rule 13a-14(a)/15d-14
31.2	Certificate of CEO/CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.1	Certificate of CEO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

Index

b. Reports of Form 8-K.

None.
Item 14. Principal Accountant Fees and Services

Fees Paid to Independent Public Accountants

The following table presents fees for professional audit services rendered by George Stewart & Co., CPA’s. for the audit of the Company's annual financial statements for the years ended December 31, 2004 and December 31, 2003 and fees billed for other services rendered by George Stewart & Co., CPA’s. during those periods.

	Fiscal 2004	Fiscal 2003
Audit fees (1)	12,000	2,000
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-

TOTAL	12,000	2,000

(1)  Audit Fees consist of fees billed for professional services rendered for the audit of the Company's consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by George Stewart & Co., CPA’s in connection with statutory and regulatory filings or engagements.

Policy on Pre-Approval of Audit and Non-Audit Services of Independent Auditor

The Company’s audit committee has adopted a specific policy relating to pre-approval of all audit and non-audit services provided by the Company’s independent auditors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPREME REALTY INVESTMENTS, INC.
Date: October 5, 2005 By:	/s/ Thomas Elliott
Thomas Elliott, Chief Executive Officer

/s/ Jean LeRoy
Jean LeRoy, President, Chief Financial Officer