Form 10QSB/A
period 2005-03-31
SUPREME REALTY INVESTMENTS, INC.
filed 2005-10-06
CIK 1172319

OMB APPROVAL
OMB Number 3235-0416 Expires: January 31, 2007 Estimated average burden hours per response: 136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
Amendment No.1
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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-QSB of Supreme Realty Investments, Inc. for the fiscal quarter ended March 31, 2005 is being filed solely for the purpose of revising and amending our unaudited financial statements and related notes to correct accounting errors.SUPREME REALTY INVESTMENTS, INC.

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

The condensed consolidated financial statements should be read in conjunction with Supreme's financial statements and the notes thereto contained in Supreme's Audited Financial Statements for the year ended December 31, 2004, in the From 10-KSB as filed with the SEC on April 15, 2005, and amended on September 20, 2005 and October 7, 2005.

Interim results are not necessarily indicative of results for the full fiscal year.

Index

SUPREME REALTY INVESTMENTS, INC.
UNAUDITED CONSOLIDATED BALANCE SHEET
As of March 31

	2005	2004
ASSETS:
Current Assets:
Cash & Cash Equivalents	$(977)	3,486
Accounts Receivable	7,379	6,000
Less: Allowance for Doubtful Accounts	-0-	-0-
Total Current Assets	6,402	9,486
Real Estate Investments:
Existing Properties	1,466,000	1,966,000
New Property Acquisitions	-0-	-0-
Gross Properties	1,466,000	1,966,000
Less: Accumulated Deprec.	(143,957)	(134,636)
Total Real Estate Investments	1,322,043	1,831,364
Other Assets:
Furniture/Fixtures/Equipment	11,662	11,662
Less: Accumulated Deprec.	(7,550)	(5,358)
Total Other Assets	4,112	6,304

TOTAL ASSETS	1,332,557	1,847,154
LIABILITIES:
Current Liabilities	173,468	56,987
Notes Payable	-0-	12,000
Mortgages Payable	835,000	1,235,000
Total Liabilities	1,008,468	1,303,987
STOCKHOLDER'S EQUITY:
Common Stock, $0.01 par, 200,000,000 authorized, 46,000,000 outstanding	46,000	64,356
Additional Paid In Capital	2,207,146	623,146
Retained Earnings (Deficit)	(329,048)	(126,835)
Less: Treasury Stock	-0-	(17,500)
Stock Subscriptions Receivable	(1,600,000)
Total Stockholder Equity	324,098	543,167

TOTAL LIABILITIES & EQUITY	1,332,557	1,847,154

Index

SUPREME REALTY INVESTMENTS, INC.
UNAUDITED CONSOLIDATED STATEMENT OF EARNINGS
For the Fiscal Quarter Ended March 31

	2005	2004
REVENUES:
Revenues from Rental Properties	$1,273	12,101
Revenues from Mortgage Banking
Revenues from Realty & Management
TOTAL REVENUES	1,273	12,101

PROPERTY OPERATING EXPENSES:
Real Estate Taxes	-0-	-0-
Mortgage Interest	19,331	19,331
Operations and Maintenance	-0-	4,616
Depreciation and Amortization	8,000	12,545
Total Property Expenses	27,331	36,492
GENERAL EXPENSES:
Salaries, Commissions, & Employee Benefits	10,463	8,355
General & Administrative Expenses	3,827	12,600
Interest Expense	-0-	-0-
Depreciation & Amortization	547	548
Total General Expenses	14,838	21,503
TOTAL EXPENSES	42,169	57,995

NET INCOME(LOSS) Before Taxes & Extraordinary Items	(40,896)	(45,894)
Provision for Income Taxes	-0-	-0-
NET INCOME(LOSS)	(40,896)	(45,894)

Weighted Average Common Shares Outstanding	3,800,000	3,800,000

EARNINGS per Common Share- Basic	($0.01)	($0.01)
EARNINGS per Common Share- Diluted	($0.01)	($0.01)

Index

SUPREME REALTY INVESTMENTS, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOW
For the Three Months Ended March 31

	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	(40,896)	(45,894)
Adjustments to reconcile net income to cash providedby Operating Activities
Depreciation and Amortization	8,547	13,092
Provision for Income Taxes	-0-	-0-
(Increase) Decrease in Receivables	-0-	3,600
(Increase) Decrease in Prepaid Expenses	-	-
Increase (Decrease) in Current Liabilities	7,915	28,881
Net Cash from Operating Activities	(5,102)	(321)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of Furniture, Fixtures, & Equipment	-0-	-0-

Proceeds from the Sale of:
Furniture, Fixtures, & Equipment	-0-	541
Real Estate Improvements	-0-	-0-
Net Cash from Investing Activities	-0-	541

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from:
Borrowings-Mortgages	-0-	-0-
Issuance of Common Stock	-0-	-0-
Payments for:
Debt Repayment	-0-	-0-

Net Cash from Financing Activities	-0-	-0-

Net Change In Cash	(5,102)	220
Cash Balance, January 1	4,125	3,266

Cash Balance, March 31	(977)	3,486

Index

SUPREME REALTY INVESTMENTS, INC
Statement of Changes in Stockholders' Equity
As of March 31, 2005

			Additional		Treasury	Common	Total
	Common Stock		paid in	Retained	Stock	Stock	Stockholders'
	Shares	Amount	Capital	Earnings	(common)	Subscribed	Equity
Beginning Balance, January 1, 2001	1,000,000	10,000	15,000	-	-		25,000
Common Stock Issued	4,000,000	40,000	127,769	-	-		167,769
Net Income	-	-	-	8,915	-		8,915
Balance, December 31, 2001	5,000,000	50,000	142,769	8,915	-		201,684
Common Stock Issued	14,356,327	14,356	445,377	-	-		459,733
Net Income	-	-	-	(15,691)	-		(15,691)
Balance, December 31, 2002	19,356,327	64,356	588,146	(6,776)	-		645,726
Common Stock Issued	-	-	-	-			-
Net Income	-	-	-	(74,288)	-		(74,288)
Treasury Stock Acquired from Subsidiary	(100,000)		35,000				35,000
Treasury Stock Reissued	82,500				(17,500)		(17,500)
Balance, December 31, 2003	19,338,827	64,356	623,146	(81,064)	(17,500)		588,938
Common Stock Issued In Merger	10,661,173	(16,856)					(16,856)
Treasury Stock Reissued		(17,500)			17,500		-
Net Income				(202,138)			(202,138)
Balance, December 31, 2004	30,000,000	30,000	623,146	(283,202)	-	-	369,944
Common Stock Subscribed	16,000,000	16,000	1,584,000			(1,600,000)	-
Net Income				(40,896)			(40,896)
Balance, March 31, 2005	46,000,000	46,000	2,207,146	(324,098)	-	(1,600,000)	329,048

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

Description	Encumbrances	Initial Cost	Cost Capitalized	Gross amount carried at close of period	Accumulated Depreciation	Date of Construction

12-Unit Apartment Bldg(1)	$480,000	$600,000	-0-	$600,000	$67,272	N/A
6-Unit Apartment Bldg(3)	$131,000	$586,000	-0-	$586,000	$47,945	N/A
4-Unit Apartment Bldg(4)	$224,000	$280,000	-0-	$280,000	$31,394	N/A

TOTALS	835,000	1,466,000	0	1,466,000	146,611

Index

Real Estate Investments are recorded at cost, less accumulated depreciation. If there is an event or change of circumstances that indicates that the basis of a property may not be recoverable, then management will assess any impairment in value by making a comparison of (i) the current and projected operating cash flows (undiscounted and without interest charges) of the property over its remaining useful life and (ii) the net carrying amount of the property. If the current and projected operating cash flows are less than the carrying value of the property, the carrying value would be written down to an amount to reflect the fair value of the property. . At the time of the preparation of these financial statements, we have tested each of our real estate assets for impairment. The following table describes our net carrying costs and projected cash flows associated with each property:

				Estimated Fair Value(1)
Description	Gross amount carried at close of period	Accumulated Depreciation	Net Carrying Cost	Land(2)	Building	Cost to Sell(3)	Estimated Fair Value
12-Unit Apartment Bldg(	$600,000	(67,272)	532,728	250,000	400,000	($19,500)	$624,000
6-Unit Apartment Bldg	$586,000	(37,291)	548,709	468,750	100,000	($11,375)	$557,375
4-Unit Apartment Bldg	$280,000	(31,394)	248,606	93,750	256,250	($10,500)	$336,000

TOTALS	1,466,000	($135,957)	1,330,043	812,500	756,250	($41,375)	$1,517,375

o
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

o	Local vacant land values range from $15-$25/sf.
o	Includes legal fees, broker’s commissions, etc.

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

Index

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

Index

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

13.	Market for Common Equity and Related Stockholder Matters

The Company’s common stock is currently traded on the Over-the-Counter Bulletin Board(OTCBB) under the symbol “SUPR”.

14.	Equity Compensation Plan

On August 28, 2004, the Board of Directors adopted and the shareholders approved a Stock Option and Restricted Stock Plan. The purpose of the plan is to advance the interests of the Corporation by enhancing the ability of the Corporation and its subsidiaries to attract and retain officers, employees and non-employee directors to the Corporation, to reward such individuals for their contributions and to encourage them to take into account the long-term interests of the Corporation through interests in the Corporation's Common Stock. The Plan provides for the grant of options to acquire Stock ("Options"), which may be non-qualified stock options ("NQSOs") within the meaning of the Internal Revenue Code of 1986, as amended (the "Code"), and awards of Stock subject to certain restrictions ("Restricted Stock"). Under the Plan, Restricted Stock consists exclusively of (i) Stock subject to performance-based restrictions intended to comply with the provisions of Section 162(m) of the Code ("Performance-Based Restricted Stock) and (ii) Stock awarded to non-employee directors in lieu of some or all of the cash compensation such directors would otherwise receive for their service as directors ("Non-employee Director Restricted Stock"). Since the stock has not been paid for yet, in accordance with Staff Accounting Bulletin Topic 4E, we have recorded the issuance of these shares in Stockholders Equity as Stock Subscribed, with a corresponding reduction in Stock Subscriptions Receivable.

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

Index

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations

Revenues from Continuing Operations

Rental revenue decreased to $1,273 for the 3-month period ended March 31, 2005 compared to $12,101 for the 3-month period ended March 31, 2004. The decrease in rental revenue in 2004 can be attributed to the fact that rental payments have been suspended under the terms of the HUD Rental Assistance contract pending mandated repairs.

Mortgage Banking operations have been suspended pending issuance of the proper licenses in the State of Florida.

Expenses from Continuing Operations.

Total expenses from continuing operations decreased from $57,995  for the 3-month period ended March 31, 2004 to $42,169 for the 3-month period ended March 31, 2005 , a net decrease of $15,826.

1.
Property operating expenses decreased by $9,161 for the 3-month period ended March 31, 2005 compared to the 3-month period ended March 31, 2004. This expense decrease is primarily attributable to the fact that we have restructured the terms of purchase agreements so that we are no longer obligated to pay certain property operating expenses.

2.
Property Depreciation and Amortization decreased by $4,545 for the for 3-month period ending March 31, 2005 compared to the same period ending March 31, 2004. This reflects the fact we now have three apartment buildings in service and we have changed the estimated useful life of one of our properties to -0-.

3.	Salaries, commissions and employees benefits remained stable.
4.
General and administrative expenses decreased by $6,665 for the for 3-month period ending March 31, 2005 compared to the same period ending March 31, 2004. This reflects the fact that fewer expenses were paid to outside parties for legal, accounting, consulting, and other fees and expenses for services rendered in association with, and related to, the merger.

5.	Interest Expense reflects interest on mortgage indebtedness.
6.	Other Depreciation and Amortization reflects the depreciation on Office Furniture, Fixtures, and Equipment.

Net Income/Loss from Operations.

Net loss from operations for the 3-month period ended March 31, 2005 was $ 40,896 versus net loss of $45,894 for the 3-month period ended March 31, 2004. The net loss in 2004 is attributed primarily to expenses associated with the corporate move to Orlando, Florida and mortgage interest expense.

Liquidity and Capital Resources

For the 3-month periods ended March 31, 2005 and March 31, 2004, Supreme's net cash provided by operating activities totaled ($5,102) and ($321), respectively. This change relates directly to an increase in Supreme's current liabilities.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended March 31, 2005. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in internal controls.

There were no significant changes in Supreme's internal controls or in any factors that could significantly affect internal controls subsequent to the date of the Chief Executive Officer and the Chief Financial Officer's evaluation.

Index

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

Company has adopted a Stock Option and Restricted Stock Compensation Plan. A description of the plan is set forth in the Company’s financial statements under Note 13.

Recent Sales of Unregistered Securities

None.

Recent Sales of Registered Securities

None.

Use of Proceeds

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION ITEM

Not Applicable

Index

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