Form 10QSB/A
period 2005-06-30
SUPREME REALTY INVESTMENTS, INC.
filed 2005-10-06
CIK 1172319

OMB APPROVAL
OMB Number 3235-0416 Expires: January 31, 2007 Estimated average burden hours per response: 136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
Amendment No. 1

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

(407) 965-0170
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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-QSB of Supreme Realty Investments, Inc. for the six-month period ended June 30, 2005 is being filed solely for the purpose of revising and amending our unaudited financial statements and related notes to correct accounting errors.

SUPREME REALTY INVESTMENTS, INC.

Index

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The information in this report is for the six- month period ended June 30, 2005, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Supreme Realty Investments, Inc. ("Supreme " or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

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

Index

SUPREME REALTY INVESTMENTS, INC.
UNAUDITED CONSOLIDATED BALANCE SHEET
As of June 30

	2005	2004
ASSETS:
Current Assets:
Cash & Cash Equivalents	$2,719	10,992
Accounts Receivable		7,379
Less: Allowance for Doubtfull Accounts
Total Current Assets	2,719	18,371
Real Estate Investments:
Existing Properties	1,466,000	1,966,000
New Property Acquisitions	-0-	-0-
Gross Properties	1,466,000	1,966,000
Less: Accumulated Deprec.-Property	(151,957)	(157,836)
Total Real Estate Investments	1,314,043	1,808,164
Other Assets:
Furniture/Fixtures/Equipment	11,662	11,662
Less: Accumulated Deprec.-FF & E	(8,097)	(5,421)
Total Other Assets	3,565	6,241

TOTAL ASSETS	1,320,327	1,814,405
LIABILITIES:
Current Liabilities	213,823	122,135
Notes Payable	-0-	12,000
Mortgages Payable	835,000	1,235,000
Total Liabilities	1,048,823	1,369,135
STOCKHOLDER'S EQUITY:
Common Stock, $0.001 par, 200,000,000 authorized, 4,600,000 outstanding	4,600	64,356
Additional Paid In Capital	2,248,546	623,146
Retained Earnings (Deficit)	(386,642)	(224,732)
Less: Treasury Stock	-0-	(17,500)
Stock Subscriptions Receivable	(1,595,000)	-0-
Total Stockholder Equity	271,504	445,270

TOTAL LIABILITIES & EQUITY	1,320,327	1,814,405

Index

SUPREME REALTY INVESTMENTS, INC.
UNAUDITED CONSOLIDATED STATEMENT OF EARNINGS
For the Fiscal Quarter ended June 30

	2005		2004
REVENUES:
Revenues from Rental Properties	$		14,844
Revenues from Mortgage Banking
Revenues from Realty & Management
TOTAL REVENUES		-0-	14,844

PROPERTY OPERATING EXPENSES:
Real Estate Taxes		-0-	1,900
Mortgage Interest		19,331	19,331
Operations and Maintenance		7,379	34,616
Depreciation and Amortization		8,000	12,545
Total Property Expenses		34,710	68,392
GENERAL EXPENSES:
Salaries, Commissions, & Employee Benefits		12,438	8,355
General & Administrative Expenses		14,848	12,600
Interest Expense		-0-	-0-
Depreciation & Amortization		547	548
Total General Expenses		27,834	21,503
TOTAL EXPENSES		62,544	89,895

NET INCOME(LOSS) Before Taxes & Extraordinary Items		(62,544)	(75,051)
Gain(Loss)-on Sale of Assets		-0-	4,200
Provision for Income Taxes		-0-	-0-
NET INCOME(LOSS)		(62,544)	(70,851)

Weighted Average Common Shares Outstanding		3,800,000	3,800,000

EARNINGS per Common Share- Basic		($0.01)	($0.02)
EARNINGS per Common Share- Diluted		($0.01)	($0.02)

Index

SUPREME REALTY INVESTMENTS, INC.
UNAUDITED CONSOLIDATED STATEMENT OF EARNINGS
For the 6-month period ended June 30

	2005	2004
REVENUES:
Revenues from Rental Properties	$1,273	26,945
Revenues from Mortgage Banking
Revenues from Realty & Management
TOTAL REVENUES	58,873	26,945

PROPERTY OPERATING EXPENSES:
Real Estate Taxes	-0-	1,900
Mortgage Interest	38,662	38,662
Operations and Maintenance	7,379	39,232
Depreciation and Amortization	16,000	25,090
Total Property Expenses	62,041	104,884
GENERAL EXPENSES:
Salaries, Commissions, & Employee Benefits	22,901	16,710
General & Administrative Expenses	18,676	25,200
Interest Expense	-0-	-0-
Depreciation & Amortization	1,096	1,096
Total General Expenses	42,672	43,006
TOTAL EXPENSES	104,713	147,890

NET INCOME(LOSS) Before Taxes & Extraordinary Items	(103,440)	(120,945)
Gain(Loss)-on Sale of Assets	-0-	4,200
Provision for Income Taxes	-0-	-0-
NET INCOME(LOSS)	(103,440)	(116,745)

Weighted Average Common Shares Outstanding	3,800,000	3,800,000

EARNINGS per Common Share- Basic	($0.03)	($0.03)
EARNINGS per Common Share- Diluted	($0.03)	($0.03)

Index

SUPREME REALTY INVESTMENTS, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOW
For the Six months ended June 30

	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	(103,440)	(116,745)
Adjustments to reconcile net income to cash provided by Operating Activities
Depreciation and Amortization	17,096	26,296
Provision for Income Taxes	-0-	-0-
(Increase) Decrease in Receivables	7,379	-0-
(Increase) Decrease in Prepaid Expenses	-	-
Increase (Decrease) in Current Liabilities	72,559	93,975
Net Cash from Operating Activities	(6,407)	3,526

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of Furniture, Fixtures, & Equipment	-0-	-0-

Proceeds from the Sale of:
Furniture, Fixtures, & Equipment	-0-	4,200
Real Estate Improvements	-0-	-0-
Net Cash from Investing Activities	-0-	4,200

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from:
Borrowings-Mortgages	-0-	-0-
Issuance of Common Stock	5,000	-0-
Payments for:
Debt Repayment	-0-	-0-

Net Cash from Financing Activities	5,000	-0-

Net Change In Cash	(1,407)	7,726
Cash Balance, January 1	3,266	3,266

Cash Balance, June 30	2,719	10,992

Index

SUPREME REALTY INVESTMENTS, INC
Statement of Changes in Stockholders' Equity
As of June 30, 2005

			Additional		Treasury	Common	Total
	Common Stock		paid in	Retained		Stock	Stockholders
	Shares	Amount	Capital	Earnings	(common)	Subscribed	Equity
Beginning Balance, January 1, 2001	1,000,000	10,000	15,000	-	-		25,000
Common Stock Issued	4,000,000	40,000	127,769	-	-		167,769
Net Income	-	-	-	8,915	-		8,915
Balance, December 31, 2001	5,000,000	50,000	142,769	8,915	-		201,684
Common Stock Issued	14,356,327	14,356	445,377	-	-		459,733
Net Income	-	-	-	(15,691)	-		(15,691)
Balance, December 31, 2002	19,356,327	64,356	588,146	(6,776)	-		645,726
Common Stock Issued	-	-	-	-			-
Net Income	-	-	-	(74,288)	-		(74,288)
Treasury Stock Acquired from Subsidiary	(100,000)		35,000				35,000
Treasury Stock Reissued	82,500				(17,500)		(17,500)
Balance, December 31, 2003	19,338,827	64,356	623,146	(81,064)	(17,500)		588,938
Common Stock Issued In Merger	10,661,173	(16,856)					(16,856)
Treasury Stock Reissued		(17,500)			17,500		-
Net Income				(202,138)			(202,138)
Balance, December 31, 2004	30,000,000	30,000	623,146	(283,202)	-	-	369,944
Common Stock Subscribed	16,000,000	16,000	1,584,000			(1,600,000)	-
Net Income				(103,440)			(103,440)
1-10 Reverse Stock Split	(41,400,000)	(41,400)	41,400				-
Payment for Subscribed Stock						5,000	5,000
Balance, June 30, 2005	4,600,000	4,600	2,248,546	(386,642)	-	(1,595,000)	271,504

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

Index

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

Index

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

Current Liabilities include $10,000 in trade payables and $203,823 for the accrued interest on the mortgages payable.

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

Index

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

Index

15.	Commitments

None

16.	Contingencies

The company leases 16 of its residential apartments pursuant to a Section 8-Housing Assistance Payments contract with the U.S. Dept. of Housing and Urban Development(HUD). Payments have been suspended under the terms of that contract pending the completion of mandated repairs. There is no assurance that the contracts will be renewed or past due payments will ever be recovered.

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

Expenses from Continuing Operations.

Total expenses from continuing operations decreased from $147,890 for the 6-month period ended June 30, 2004 to $104,713 for the 6-month period ended June 30, 2005, a net decrease of $43,177.

1.
Property operating expenses decreased by $42,843 for the 6-month period ended June 30, 2005 compared to the 6-month period ended June 30, 2004. This expense decrease is primarily attributable to the fact that we have restructured the terms of purchase agreements so that we are no longer obligated to pay certain property operating expenses.

2.
Property Depreciation and Amortization decreased by $9,090 for the for 6-month period ending June 30, 2005 compared to the same period ending June 30, 2004. This reflects the fact we now have three apartment buildings in service and we have changed the estimated useful life of one of our properties to -0-.

3.	Salaries, commissions and employees benefits remained stable.
4.	General and administrative expenses remained stable.
5.	Interest Expense reflects interest on our mortgage indebtedness.
6.	Other Depreciation and Amortization reflects the depreciation on Office Furniture, Fixtures, and Equipment.

Net Income/Loss from Operations.

Net loss from operations for the 6-month period ended June 30, 2005 was $ 103,440 versus net loss of $116,745 for the 6-month period ended June 30, 2004. The net loss in 2004 is attributed primarily to expenses associated with the corporate move to Orlando, Florida and reclassified accrued mortgage interest expenses.

Liquidity and Capital Resources

For the 6-month periods ended June 30, 2005 and June 30, 2004, Supreme's net cash provided by operating activities totaled ($6,407) and 3,526, respectively.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) as of the fiscal quarter ended June 30, 2005. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Index

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Changes in Securities

On July 5, 2005, the Company affected a 1-10 reverse stock split, reducing the number of common shares outstanding to 4,600,000. The effect and timing of the reverse split changes our weighted average common shares outstanding to 3,800,000.

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

Index

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

ITEM 6. EXHIBITS

a. Exhibits

Exhibit Number	Exhibit Title
3.0	Articles of Merger, filed with the Nevada Secretary of State on October 21, 2004 (incorporated by reference from our Form S-4 A/12, filed August 18, 2004)
3.1	Articles of Incorporation, (incorporated by reference from our Form S-4 A/12, filed August 18, 2004)
3.2	Articles of Amendment (incorporated by reference from our Form S-4 A/12, filed August 18, 2004)
3.2	Bylaws (incorporated by reference from our Form S-4 A/12 Registration Statement, filed August 18, 2004)
31.1	Certificate of CEO/CFO as Required by Rule 13a-14(a)/15d-14
31.2	Certificate of CEO/CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.1	Certificate of CEO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
33.0	Response to SEC Comment Letter, dated September 27, 2005

b. Reports of Form 8-K.

None.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPREME REALTY INVESTMENTS, INC.
Date: August 11, 2005

	By:	/s/ Thomas Elliott
Thomas Elliott, Chief Executive Officer

/s/ Jean LeRoy
Jean LeRoy, President, Chief Financial Officer