Form 10QSB
period 2005-09-30
SUPREME REALTY INVESTMENTS, INC.
filed 2005-11-09
CIK 1172319

OMB APPROVAL
OMB Number 3235-0416 Expires: January 31, 2007 Estimated average burden hours per response: 136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from	to
Commission file number	000-49770

SUPREME REALTY INVESTMENTS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	43-1954776
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

4,800,000 common shares issued and outstanding as of Septembe 30, 2005

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

SUPREME REALTY INVESTMENTS, INC.

Index

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The information in this report is for the nine- month period ended Septembe 30, 2005, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Supreme Realty Investments, Inc. ("Supreme " or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

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

Index

SUPREME REALTY INVESTMENTS, INC.
UNAUDITED CONSOLIDATED BALANCE SHEET
As of September 30

	2005	2004
ASSETS:
Current Assets:
Cash & Cash Equivalents	$179	21,270
Accounts Receivable		7,379
Less: Allowance for Doubtfull Accounts
Total Current Assets	179	28,649
Real Estate Investments:
Existing Properties	880,000	1,966,000
New Property Acquisitions	-0-	-0-
Gross Properties	880,000	1,966,000
Less: Accumulated Deprec.-Property	(122,667)	(166,947)
Land & Other Non-Depreciable Properties	550,899
Total Real Estate Investments	1,308,232	1,799,053
Other Assets:
Furniture/Fixtures/Equipment	11,662	11,662
Less: Accumulated Deprec.-FF & E	(8,643)	(6,540)
Total Other Assets	3,019	5,122

TOTAL ASSETS	1,311,430	1,832,824
LIABILITIES:
Current Liabilities	211,446	171,840
Notes Payable	-0-	-0-
Mortgages Payable	835,000	1,235,000
Total Liabilities	1,046,446	1,406,840
STOCKHOLDER'S EQUITY:
Common Stock, $0.001 par, 200,000,000 authorized, 4,600,000 outstanding	4,800	30,000
Additional Paid In Capital	2,268,346	623,146
Retained Earnings (Deficit)	(440,377)	(227,162)
Less: Treasury Stock	-0-	-0-
Stock Subscriptions Receivable	(1,567,785)	-0-
Total Stockholder Equity	264,984	425,984

TOTAL LIABILITIES & EQUITY	1,311,430	1,832,824

Index

SUPREME REALTY INVESTMENTS, INC.
UNAUDITED CONSOLIDATED STATEMENT OF EARNINGS
For the Fiscal Quarter ended September 30

	2005		2004
REVENUES:
Revenues from Rental Properties	$		12,100
Revenues from Mortgage Banking
Revenues from Realty & Management
TOTAL REVENUES		-0-	12,100

PROPERTY OPERATING EXPENSES:
Real Estate Taxes		-0-	5,739
Mortgage Interest		19,331	19,331
Operations and Maintenance		-0-	6,692
Depreciation and Amortization		8,000	17,873
Total Property Expenses		27,331	49,635
GENERAL EXPENSES:
Salaries, Commissions, & Employee Benefits		8,770	8,354
General & Administrative Expenses		7,087	11,937
Interest Expense		-0-	-0-
Depreciation & Amortization		547	548
Total General Expenses		16,404	20,839
TOTAL EXPENSES		43,735	70,474

NET INCOME(LOSS) Before Taxes & Extraordinary Items		(43,735)	(58,374)
Gain(Loss)-on Sale of Assets		-0-	4,200
Provision for Income Taxes		-0-	-0-
NET INCOME(LOSS)		(43,735)	(54,174)

Weighted Average Common Shares Outstanding		3,992,000	3,800,000

EARNINGS per Common Share- Basic		($0.01)	($0.01)
EARNINGS per Common Share- Diluted		($0.01)	($0.01)

Index

SUPREME REALTY INVESTMENTS, INC.
UNAUDITED CONSOLIDATED STATEMENT OF EARNINGS
For the 9-month period ended September 30

	2005	2004
REVENUES:
Revenues from Rental Properties	$1,273	36,300
Revenues from Mortgage Banking
Revenues from Realty & Management
TOTAL REVENUES	1,273	36,300

PROPERTY OPERATING EXPENSES:
Real Estate Taxes	-0-	5,739
Mortgage Interest	57,993	57,993
Operations and Maintenance	7,379	23,825
Depreciation and Amortization	24,000	53,619
Total Property Expenses	89,372	141,176
GENERAL EXPENSES:
Salaries, Commissions, & Employee Benefits	31,671	25,062
General & Administrative Expenses	35,763	37,137
Interest Expense	-0-	-0-
Depreciation & Amortization	1,642	1,644
Total General Expenses	69,076	63,843
TOTAL EXPENSES	158,448	205,019

NET INCOME(LOSS) Before Taxes & Extraordinary Items	(157,175)	(168,719)
Gain(Loss)-on Sale of Assets	-0-	4,200
Provision for Income Taxes	-0-	-0-
NET INCOME(LOSS)	(157,175)	(164,519)

Weighted Average Common Shares Outstanding	4,198,000	3,800,000

EARNINGS per Common Share- Basic	($0.04)	($ 0.04)
EARNINGS per Common Share- Diluted	($0.04)	($0.04)

Index

SUPREME REALTY INVESTMENTS, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOW
For the Nine months ended September 30

	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	(157,175)	(164,519)
Adjustments to reconcile net income to cash providedby Operating Activities
Depreciation and Amortization	25,642	55,807
Provision for Income Taxes	-0-	-0-
(Increase) Decrease in Receivables	-0-	-0-
(Increase) Decrease in Prepaid Expenses	-0-	-0-
Increase (Decrease) in Current Liabilities	67,993	143,680
Net Cash from Operating Activities	(63,540)	34,968

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of Furniture, Fixtures, & Equipment	-0-	-0-

Proceeds from the Sale of:
Furniture, Fixtures, & Equipment	-0-	4,200
Real Estate Improvements	-0-	-0-
Net Cash from Investing Activities	-0-	4,200

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from:
Borrowings-Mortgages	-0-	-0-
Issuance of Common Stock	61,000	-0-
Payments for:
Debt Repayment	-0-	(21,291)

Net Cash from Financing Activities	61,000	(21,291)

Net Change In Cash	(2,540)	17,877
Cash Balance, January 1	2,719	3,393

Cash Balance, September 30	179	21,270

Index

SUPREME REALTY INVESTMENTS, INC
Statement of Changes in Stockholders' Equity
As of September 30, 2005

	Common Stock		Additional paid in	Retained	Treasury	Common Stock	Total Stockholders
	Shares	Amount	Capital	Earnings	(common)	Subscribed	Equity
Balance, January 1, 2004	19,338,827	64,356	623,146	(81,064)	(17,500)		588,938
Common Stock Issued In Merger	10,661,173	(16,856)					(16,856)
Treasury Stock Reissued		(17,500)			17,500		-
Net Income				(202,138)			(202,138)
Balance, December 31, 2004	30,000,000	30,000	623,146	(283,202)	-	-	369,944
Common Stock Subscribed	16,000,000	16,000	1,584,000			(1,600,000)	-
Net Income				(157,175)			(157,175)
1-10 Reverse Stock Split	(41,400,000)	(41,400)	41,400				-
Common StockSubscribed	200,000	200	19,800			(20,000)	-
Payments for Subscribed Stock						52,215	52,215
Balance, September 30, 2005	4,800,000	4,800	2,268,346	(440,377)	-	(1,567,785)	264,984

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

Nature of Operations

Supreme Realty Investments, Inc. is a real estate operating company primarily engaged in the acquisition, operation, and disposition of real properties.

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

Investments in Real Estate Securities or other Passive Interests

From time to time, Supreme will also invest in the interests of others primarily engaged in real estate activities. The Company will invest in the common stock of other public and private real estate operating companies, real estate investment trusts, partnerships, or joint ventures. The primary opportunities the Company will consider are combination hotel/residential housing developments.

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

•
6-vacant lots in Chicago, Illinois, acquired by Installment Agreement for Warranty Deed at a cost of $586,000, which carries a non-recourse first mortgage note in the amount of $131,000, which bears interest at a rate of 7% and is due on February 1, 2031. The property is currently vacant and being prepared for demolition and site preparation for the development of 6 townhouses.

Description	Encumbrances	Initial Cost	Cost Capitalized	Gross amount carried at close of period	Accumulated Depreciation	Date of Construction

12-Unit Apartment Bldg(1)	$480,000	$600,000	-0-	$600,000	$83,637	N/A
6-Vacant Lots(3)	$131,000	$586,000	-0-	$550,899	$-0-	N/A
4-Unit Apartment Bldg(4)	$224,000	$280,000	-0-	$280,000	$39,029	N/A
TOTALS	$835,000	$1,466,000	0	$1,430,899	$122,666

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

				Estimated Fair Value(1)
Description	Gross amount carried at close of period	Accumulated Depreciation	Net Carrying Cost	Land(2)	Building	Cost to Sell(3)	Estimated Fair Value
12-Unit Apartment Bldg(	$600,000	($83,637)	516,363	250,000	400,000	($19,500)	$624,000
6-Vacant Lots	$550,899	$-0-	550,899	468,750	100,000	($11,375)	$557,375
4-Unit Apartment Bldg	$280,000	($39,029)	240,971	93,750	256,250	($10,500)	$336,000
TOTALS	$1,430,899	($122,666)	$1,067,262	$812,500	$756,250	($41,375)	$1,517,375

1.
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

2.	Local vacant land values range from $15-$25/sf.
3.	Includes legal fees, broker’s commissions, etc.

Depreciation has been computed using the straight-line method over the estimated useful lives of 27.5 years. SFAS 144 states that a long-lived asset is considered abandoned when it ceases to be used. SFAS 144 further requires that when a company commits to a plan to abandon an asset before the end of its previously estimated useful life, depreciation estimates must be revised in accordance with SFAS 154 to reflect the use of the asset over its shortened useful life. Therefore, we have revised our estimated useful life of the the vacant six-unit apartment building listed above to -0-, reclassified it as non-depreciable property, and revised our depreciation estimates for this period and future periods.

Expenses for maintenance and repairs are charged to operations as incurred. Significant renovations are capitalized.

During the fourth quarter of the past fiscal year, the company sold all of its interests in one of its residential properties. A tabular summary of that transaction follows.

Description	Gross amount carried at time of sale	Encumbrances	Accumulated Depreciation	Sale Price	Gain(Loss) on Sale

6-Unit Apartment Bldg(2)	500,000	400,000	43,939	450,000	$6,061

Index

4.	Proposed Real Estate Acquisitions

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

Current Liabilities include $10,000 in trade payables and $201,446for the accrued interest on the mortgages payable.

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

Index

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations

Stockholders’ equity at September 30, 2005 was approximately $264,984. Our loss for the 9-month period ending September 30, 2005 was ($157,175).

Revenue.    Rental revenue from or residential properties decreased to $1,273 for the 9-month period ended September 30, 2005 compared to $36,300 for the 9-month period ended September 30, 2004. The decrease in rental revenue in 2004 can be attributed to the fact that rental payments have been suspended under the terms of the HUD Rental Assistance contract pending mandated repairs. Management has determined that costs associated with making the major structural and architectural changes required to provide handicap-accessible units in the property to comply with the HUD contract were prohibitive, so we adopted a plan to sell the property when the contract expires in February, 2006.

Expenses from Continuing Operations

Total expenses from continuing operations decreased from $205,019 for the 9-month period ended September 30, 2004 to $158,448 for the 9-month period ended September 30, 2005, a net decrease of $46,571.

1.
Property operating expenses decreased by $51,804 for the 9-month period ended September 30, 2005 compared to the 9-month period ended September 30, 2004. This expense decrease is primarily attributable to the fact that we have restructured the terms of purchase agreements so that we are no longer obligated to pay the property operating expenses.

2.
Property Depreciation and Amortization decreased by $29,619 for the for 9-month period ending September 30, 2005 compared to the same period ending September 30, 2004. This reflects the fact we now have two apartment buildings in service and the other development land is non-depreciable.

3.	Salaries, commissions and employees benefits remained stable.
4.	General and administrative expenses decreased by $1,374 for the for 9-month period ending September 30, 2005 compared to the same period ending September 30, 2004.
5.	Interest Expense reflects that fact that the only notes we have outstanding are non-interest bearing notes.
6.	Other Depreciation and Amortization reflects the depreciation on Office Furniture, Fixtures, and Equipment.

Net Income/Loss from Operations

Net loss from operations for the 9-month period ended September 30, 2005 was $ 157,175 versus net loss of $168,719 for the 9-month period ended September 30, 2004. The net loss in 2004 is attributed primarily to expenses associated with the corporate move to Orlando, Florida and reclassified accrued mortgage interest expenses.

Liquidity and Capital Resources

For the 9-month periods ended September 30, 2005 and September 30, 2004, Supreme's net cash provided by operating activities totaled ($63,540) and $34,968, respectively.

As of the 9-month period ended September 30, 2005, Supreme's unrestricted cash resources were $179 as compared to $21,270 as of the 9-month period ended September 30, 2004. The cash flow from our existing properties will not fund our future liquidity requirements. The principal source of Supreme's capital has been from funds received from operations, the issuance of common stock, and the use of non-recourse debt in association with the acquisition of its real properties.

Index

Supreme intends to use its future capital to pay for non-recurring expenses related to the preparation of an equity or debt offering and to acquire hotel properties. Supreme also intends to increase its liquidity by issuing different classes of convertible preferred stock or convertible bonds and debentures to institutional investors in future offerings.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) as of the fiscal quarter ended Septembe 30, 2005. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in internal controls.

There were no significant changes in Supreme's internal controls or in any factors that could significantly affect internal controls subsequent to the date of the Chief Executive Officer and the Chief Financial Officer's evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Supreme's knowledge, no lawsuits were commenced against Supreme during the 9-months ended September 30, 2005, nor did Supreme commence any lawsuits during the same period. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Index

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

Index

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
Date: November 8, 2005

By:	/s/ Thomas Elliott
Thomas Elliott, Chief Executive Officer

/s/ Jean LeRoy
Jean LeRoy, President, Chief Financial Officer