Form 10KSB
period 2005-12-31
SUPREME REALTY INVESTMENTS, INC.
filed 2006-03-28
CIK 1172319

OMB APPROVAL
OMB Number 3235-0420

Expires: March 31, 2007

Estimated average burden hours per response: 1646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the annual period ended	December 31, 2005

*	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from	to
Commission file number	000-49770

SUPREME REALTY INVESTMENTS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	43-1954776 (IRS Employer Identification No.)

4700 Millennia Blvd. - Suite 175, Orlando, FL 32839
(Address of principal executive offices)

(407) 210-3968
(Issuer's telephone number)

Securities Issued under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Exchange on which registered
$0.001 par value, common	Over-the-Counter Bulletin Board(OTCBB)

Securities Issued under Section 12(g) of the Exchange Act: None

Title of Class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No *

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Issuer’s revenues for the fiscal year ended December 31, 2005, were $1,273.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer as of April 1, 2006, based upon the last reported sales price on the OTCBB was $290,000.

(APPLICABLE ONLY TO CORPORATE ISSUERS)

The Registrant’s common stock outstanding as of December 31, 2005, was 5,000,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

None

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

SUPREME REALTY INVESTMENTS, INC.

10-KSB

FOR THE YEAR ENDED DECEMBER 31, 2005

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

Index

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

To help to mitigate these risks, our present policy goal is to diversify Supreme's portfolio across the different property types, in rapidly-growing suburban areas, near large population centers, in different economic regions or "belts".

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

Proposed Real Estate Acquisitions

The Company plans to acquire a portfolio of hotel properties for a total acquisition cost of $105 million, plus transaction costs. The company plans to finance the transaction by issuing debentures and/or convertible securities through a private placement to institutional investors.

The properties are located in close proximity to well-known tourist attractions, metropolitan airports, business centers, and convention facilities. They are affiliated with well-known brands, such as Holiday Inn, Marriott, and Hilton Hotels.

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

Index

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

Market Information

The Company’s common stock trades on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “SRLT”.

The range for high and low bids since the stock began trading on March 3, 2005 is $0.025 - $0.40. The last reported price of the Company’s common stock, as of April 8, 2006, was $0.05.

Holders

As of December 31, 2005, there were approximately 58 holders of record of the Company’s common stock.

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

Item 6.   Management’s Discussion And Analysis

2005 Developments

During the period the management continued to shift its focus away from residential multi-unit properties to hotel and other hospitality-related properties. We sold our interests in all of our residential properties and we continue to actively pursue opportunities in hotel properties. To better pursue opportunities in the hospitality sector, the Company moved its corporate headquarters to Orlando, Florida in October, 2004.

In furtherance of our business strategy to acquire hotel properties, the Company seeks to identify excellent candidates that can benefit from our property renovation and brand repositioning strategies, creating added value for our shareholders.

The Company plans to implement an extensive renovation plan to upgrade the properties by repositioning them to upscale select service hotels with premium brands to generate increased room rates commensurate with the improved quality. We have entered into a master hotel management agreement with Expotel Hospitality, of New Orleans, LA to provide management and development services for the properties upon acquisition.

The company has entered into a private placement agency agreement with the investment banking firm of DT Securities, Inc., Los Angeles, CA to place up to $50 million of its convertible securities in a private placement to institutional investors. The funds will be used to acquire the hotels and the debt will be secured by first mortgages.

Index

Results of Operations

Revenues from Continuing Operations

Rental revenue decreased to $48,405 for the year ended December 31, 2005 compared to $191,758 for the year ended December 31, 2004. The decrease in rental revenue in 2004 can be attributed to the fact that all of our residential property was sold during the period.

Expenses from Continuing Operations.

Total expenses from continuing operations decreased from $266,046 for the year ended December 31, 2004 to $204,664 for the year ended December 31, 2005, a net decrease of $61,382.

1.
Property operating expenses decreased by $73,100 for the year ended December 31, 2005 compared to the year ended December 31, 2004. This expense decrease is primarily attributable to lower operating costs due to the sale of our residential properties.

2.
Property Depreciation and Amortization decreased by $26,279 for the year ending December 31, 2005 compared to the same period ending December 31, 2004. This reflects the fact that we sold our interest in all of our apartment buildings during the period.

3.	Salaries, commissions and employees benefits remained relatively stable.
4.
General and administrative expenses decreased by $11,945 for the year ending December 31, 2005 compared to the same period ending December 31, 2004. This reflects the fact that fewer expenses were paid to outside parties for legal, accounting, consulting, and other fees and expenses for services rendered.

5.	Other Depreciation and Amortization reflects the depreciation on Office Furniture, Fixtures, and Equipment.
6.	Gain(Loss) on Sale of Assets reflects the loss on the sale of our office furniture and equipment.
7.	Gain(Loss) on Sale of Properties reflects the loss on the sale of our interests in our apartment buildings.

Net Income/Loss from Operations.

Net loss from operations for the year ended December 31, 2005 was ($399,875) versus net loss of ($202,138) for the year ended December 31, 2004. The net loss in 2005 is attributed primarily to losses on the sale of our residential properties.

Liquidity and Capital Resources

For the years ended December 31, 2005 and December 31, 2004, Supreme's net cash provided by operating activities totaled ($499,140)and ($24,156), respectively. This change relates directly to a decrease in Supreme's receivables and payment of mortgages obligations that become payable in 2004.

As of the year ended December 31, 2005, Supreme's unrestricted cash resources were $69 as compared to $4,126 as of the year ended December 31, 2004. The cash flow from our existing properties will not fund our future liquidity requirements. The principal source of Supreme's capital has been from funds received from operations, the issuance of common stock, and the use of non-recourse debt in association with the acquisition of its real properties.

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

Index

Management of believes that it has identified a unique niche in its market by acquiring "distressed" properties from banks and other lending institutions. "Distressed" properties are properties that are not being operated at optimal efficiency.

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

Index

Item 7.   Financial Statements

GEORGE STEWART, CPA
2301 SOUTH JACKSON STREET, SUITE 101-G
SEATTLE, WASHINGTON 98144
(206) 328-8554 FAX(206) 328-0383

INDEPENDENT AUDITORS REPORT

To the Board of Directors
Supreme Realty Investments, Inc., Inc.

We have been engaged to audit the accompanying balance sheets of Supreme Realty Investments, Inc., as of December 31, 2005 and 2004 and the related consolidated statements of operations, shareholders’ deficit and cash flows for the two years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

George Stewart
Seattle, Washington
April 1, 2006

Index

CONSOLIDATED STATEMENT OF FINANCIAL POSITION
As of

	31-Dec	31-Dec
	2005	2004
ASSETS:
Current Assets:
Cash or Cash Equivalents	69	4,126
Accounts Receivable	-	7,379
Total Current Assets	69	11,504
Real Estate Investments
Existing Properties	-	1,466,000
New Acquisitions	-	-
Gross Properties		1,466,000
Less: Accumulated Depreciation		(133,768)
Land and Other Non-Depreciable Property		-
Total Real Estate Investments		1,332,232
Other Assets:
Goodwill & Other Intangibles		-
Less: Amortization		-
Furniture, Fixtures, and Equipment		11,662
Less: Accumulated Depreciation		(7,002)
Total Other Assets		4,660

TOTAL ASSETS	69	1,348,397
LIABILITIES:
Current Liabilities	10,000	143,453
Notes Payable	-	-
Mortgages Payable	-	835,000
Total Liabilities	10,000	978,453
STOCKHOLDERS' EQUITY
Common Stock, $.001 par value, 200,000,000 authorized, 5,000,000 outstanding	5,000	30,000
Additional Paid-In Capital	668,146	623,146
Retained Earnings(Deficit)	(683,078)	(283,202)
Less: Treasury Stock	-	-
Total Stockholders' Equity	(9,931)	369,944

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	69	1,348,397

Index

CONSOLIDATED STATEMENT OF EARNINGS
For the Fiscal Year Ended
December 31

	2005	2004
REVENUES:
Revenues from Rental Properties	1,273	48,405
Revenues from Mortgage Banking	-	-
Revenues from Realty & Management	-	15,000
TOTAL REVENUES:	1,273	63,405
PROPERTY OPERATING EXPENSES:
Real Estate Taxes	-	5,739
Mortgage Interest	77,324	77,322
Operations and Maintenance	7,379	48,463
Property Depreciation	32,000	58,279
Total Property Expenses	116,703	189,803
GENERAL EXPENSES:
Salaries, Commissions, & Employee Benefits	32,395	33,418
General & Administrative Expenses	38,449	50,394
Depreciation & Amortization	2,189	2,189
Total General Expenses	73,033	86,001
TOTAL EXPENSES	189,736	275,804

INCOME BEFORE INVESTMENT ACTIVITIES	(188,463)	(212,399)
Gain(Loss)-on Sale of Assets	(2,472)	4,200
Gain(Loss)-on Forgiveness of Debt	-	-
Gain(Loss)-on Sale of Properties	(208,940)	6,061
NET INCOME(LOSS) Before Taxes & Extraordinary Items	(399,875)	(202,138)
Provision for Income Taxes	-	-
Extraordinary Gains(Losses)	-	-
NET INCOME(LOSS)	(399,875)	(202,138)

Weighted Average Common Shares Outstanding	4,184,000	2,288,120

NET INCOME per Common Share	($0.10)	($0.09)
NET INCOME per Common Share-Fully Diluted	($0.10)	($0.09)

Index

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Fiscal Year Ended
December 31

	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	(399,875)	(202,138)
Adjustments to reconcile net income to cash provided by
operating activities
Depreciation and Amortization	34,189	60,468
Provision for Income Taxes	-	-
(Increase) Decrease in Receivables	-	2,221
(Increase) Decrease in Prepaid Expenses	-	-
Increase (Decrease) in Current Liabilities	(133,453)	115,293
Net Cash from Operating Activities	(499,140)	(24,156)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of Furniture, Fixtures, & Equipment	-	-
Purchases of Real Estate Improvements	-	-
Proceeds from the Sale of:
Gain on Sale of Property	-	6,061

Real Estate Improvements	779,184	450,000
Land	550,899
Net Cash from Investing Activities	1,330,083	456,061

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from the Issuance of:
Mortgages
Common Stock
Payments for:
Debt Repayment	(835,000)	(412,000)
Net Cash from Financing Activities	(835,000)	(431,045)

Net Change In Cash	(4,057)	860
Cash Balance, January 1	4,126	3,266

Cash Balance, December 31	69	4,126

Index

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional paid in	Retained	Treasury Stock	Stock Subscriptions	Total Stockholders’
	Shares	Amount	Capital	Earnings	(common)	Receivable	Equity

Balance, December 31, 2004	30,000,000	30,000	623,146	(283,202)	-0-		369,944

Common Stock Subscribed	16,000,000	16,000	1,584,000			(1,600,000)	-

Net Income				(399,875)			(399,875)

1-10 Reverse Stock Split	(41,400,000)	(41,400)	41,400				-

Common Stock Subscribed	400,000	400	39,600			(40,000)

Stock Subscriptions Paid						20,000	20,000

Stock Subscriptions Cancelled			(1,620,000)			1,620,000	-

Balance, December 31, 2005	5,000,000	5,000	668,146	(683,078)	-0-	-0-	(9,931)

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

During the fourth quarter of the fiscal year, the company sold all of its interests in its residential properties. A tabular summary of that transaction follows.

Description	Gross amount carried at time of sale	Encumbrances	Accumulated Depreciation	Sale Price	Gain(Loss) on Sale

12-Unit Apartment Bldg	600,000	480,000	89,091	480,000	($30,909)
4-Unit Apartment Bldg	280,000	224,000	41,576	244,000	$5,576
6-Unit Bldg/ Vacant Lots	550,899	131,000	35,515	331,777	($183,607)

TOTALS	$1,430,899	$835,000	$166,182	$1,055,777	($208,940)

4.	Revenue Recognition

Rental revenues are recognized in the month they are earned.

5.	Income Taxes

The Company and its subsidiary file a consolidated federal income tax return.

6.	Deferred Tax Assets, Liabilities, and Valuation Allowances

Management has provided for tax loss carry-forwards of $15,691 for 2002, and $74,299 for 2003, $202,138 for 2004, and 399,875 for 2005. The tax loss carry-forwards expire in 2022, 2023, 2024, and 2025 respectively.

7.	Investment in Affiliates

The Company has one wholly-owned subsidiary, Supreme Hotel Properties, Inc., of which it owns 100% of the outstanding common stock. SFAS 94 requires investments in companies in which the parent company has the ability to influence operations and finances to be accounted for by the consolidation method.

8.	Recent Accounting Pronouncements

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

In December 1999, the SEC issued SAB 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain aspects of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. On March 24, 2000 and September 26, 2000, the SEC issued Staff Accounting Bulletin No. 101A and No. 101B, respectively, which extend the transition provisions of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999, which would be December 31, 2005 for us.

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
Management believes that any other newly required pronouncements are not applicable.

9.	Current Liabilities and Notes Payable

Current Liabilities include $10,000 in trade payables.

Index

10.	Mortgages Payable

N/A

11.	Common Stock Transactions

During the fiscal year, the Board of Directors reduced the number of shares outstanding by effecting 1-10 reverse stock split.

To date, no dividends have been declared or paid.

12.	Market for Common Equity and Related Stockholder Matters

The Company’s common stock trades on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “SRLT”.

The range for high and low bids since the stock began trading on March 3, 2005 is $0.025 - $0.40. The last reported price of the Company’s common stock, as of April 8, 2006, was $0.05.

13.	Equity Compensation Plan

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

Index

14.	Commitments

Employment Obligations

The Company has entered into automatically renewing, one-year employment agreements with its President and Chief Financial Officer. In the event of termination other than for cause, the contracted employee will receive a lump sum benefit.

Lease Obligations

The company leases office space at 4700 Millennia Blvd- Suite 175, Orlando, Florida on a month-to-month basis.

15.	Contingencies
None

Index

16.	Material Subsequent Events

The Company’s subsidiary, Supreme Hotel Properties, Inc. seeks to enter into formal Letters of Intent to acquire a portfolio of hotel properties. The Letters of Intent will call for the execution of a formal Real Estate Purchase Agreement for each property subsequent to the date of these financial statements. The proposed acquisition of the properties will necessitate the issuance of new equity and debt securities and cause the Company to enter into hotel management and franchise agreements with third parties that will have a material impact on the financial condition of the Company.

The Board of Directors may also consider proposals for the sale or exchange of a controlling interest in the Company to raise capital to further its hotel acquisition strategies. This proposed sale or exchange may involve a change of management control and/or the merger or acquisition of other entities.

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

Completion of Disposition of Assets

On November 23, 2004, the Company sold its interest in a six (6) unit apartment building in Chicago, Illinois. The property was sold for $450,000 to a non-related party. The proceeds were used to retire existing debt related to the property.

PART III

Item 9.   Directors, Executive Officers, Promoters, and Control Persons Compliance with Section 16(a) of the Act

The Company’s Directors and Executive Officers, their ages and positions are as follows:

Name	Age	Position
Thomas Elliott	51	Chairman & Chief Executive Officer
Jean LeRoy	38	President & Chief Financial Officer

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

Index

Prior to acquiring Supreme in April, 2000, Mr. Elliott was employed as:

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

Committees of the Board

The Company does not have independent directors who chair the audit and compensation committees or an "audit committee financial expert" or a nominating committee.

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

Index

Item 10.   Executive Compensation

The following table provides information about the compensation received during the last five fiscal years by the Company’s executive officers.

SUMMARY COMPENSATION TABLE
					Long-Term Compensation
Name & Position	Year	Annual Compensation			Awards		Payouts
		Salary	Bonus	Other	Securities Granted Under Options/SARS	Restricted Shares or Units	LTIP Payouts	All Other Compensation

Thomas Elliott, CEO	2005	Nil	Nil	Nil	Nil	Nil	Nil	$ 32,395
	2004	Nil	Nil	Nil	10,000,000	Nil	Nil	28,758
	2003	Nil	Nil	Nil	Nil	6,979,635(1)	Nil	13,765
	2002	Nil	Nil	Nil	Nil	6,979,635(1)	Nil	Nil
	2001	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Jean LeRoy, CFO	2005	Nil	Nil	Nil			Nil	Nil
	2004	Nil	Nil	Nil	4,000,000	Nil	Nil	Nil
	2003	Nil	Nil	Nil	Nil	6,142,078(2)	Nil	Nil

(1)	5,000,000 shares of Supreme Property, Inc. exchanged for 6,979,635 shares of Supreme Realty Investments, Inc. in the merger.
(2)	4,000,000 shares of Supreme Property, Inc. exchanged for 6,142,078 shares of Supreme Realty Investments, Inc. in the merger.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of December 31, 2005, 5,000,000 shares of common stock were outstanding. The following table sets forth, as of such date, information with respect to shares beneficially owned by:

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

Index

To the Company’s knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the business address of the individuals listed is 4700 Millennia Blvd - Suite 175, Orlando, FL 32839.

Name & Address of Beneficial Owner	No. of Shares Beneficially Owned	% of Outstanding Shares
Thomas Elliott	2,390,927	48%
Jean LeRoy	1,014,208	20%

TOTAL	20,101,348	68%

Item 12.   Certain Relationships and Related Party Transactions

None.

Item 13.   Exhibits

a. Exhibits

Exhibit Number	Exhibit Title
3.1	Articles of Incorporation, (incorporated by reference from our Form S-4 A/12, filed August 18, 2004)
3.2	Articles of Amendment (incorporated by reference from our Form S-4 A/12, filed August 18, 2004)
3.2	Bylaws (incorporated by reference from our Form S-4 A/12 Registration Statement, filed August 18, 2004)
31.1	Certificate of CEO/CFO as Required by Rule 13a-14(a)/15d-14
31.2	Certificate of CEO/CFO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.1	Certificate of CEO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

b. Reports of Form 8-K.

None.

Item 14. Principal Accountant Fees and Services

Fees Paid to Independent Public Accountants

The following table presents fees for professional audit services rendered by George Stewart & Co., CPA’s. for the audit of the Company's annual financial statements for the years ended December 31, 2005 and December 31, 2004 and fees billed for other services rendered by George Stewart & Co., CPA’s. during those periods.

	Fiscal 2005	Fiscal 2004
Audit fees (1)	20,000	12,000
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-

TOTAL	20,000	12,000

Index

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

Policy on Pre-Approval of Audit and Non-Audit Services of Independent Auditor

The Company’s Board of Directors has adopted a specific policy relating to pre-approval of all audit and non-audit services provided by the Company’s independent auditors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPREME REALTY INVESTMENTS, INC.
Date: April 1, 2006

	By:	/s/ Thomas Elliott
Thomas Elliott, Chief Executive Officer

/s/ Jean LeRoy
Jean LeRoy, President, Chief Financial Officer