Form 10KSB/A
period 2005-12-31
SUPREME REALTY INVESTMENTS, INC.
filed 2006-04-10
CIK 1172319

OMB APPROVAL
OMB Number 3235-0420

Expires: March 31, 2007

Estimated average burden hours per response: 1646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment 1

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

Index

Item 7.   Financial Statements

GEORGE STEWART, CPA
2301 SOUTH JACKSON STREET, SUITE 101-G
SEATTLE, WASHINGTON 98144
(206) 328-8554 FAX(206) 328-0383

INDEPENDENT AUDITORS REPORT

To the Board of Directors
Supreme Realty Investments, Inc., Inc.

I have audited the accompanying balance sheets of Supreme Realty Investments, Inc., Inc. as of December 31, 2005 and 2004, and the related statements of operations and retained earnings, stockholders’ equity and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Supreme Realty Investments, Inc., Inc., as of December 31, 2005 and 2004, and the results of its operations and cash flows for the years ended December 31, 2005 and 2004 in conformity with generally accepted accounting principles in the United States of America.

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

George Stewart
Seattle, Washington
April 10, 2006

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