Form 10KSB/A
period 2005-12-31
SUPREME REALTY INVESTMENTS, INC.
filed 2006-05-22
CIK 1172319

OMB APPROVAL
OMB Number 3235-0420 Expires: March 31, 2007 Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A
Amendment 2
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

No. 5A, Zuanshi Ge, Fuqiang Yi Tian Ming Yuan, Fu Tian Qu, Shenzhen City, P.R. China (Address of principal executive offices)

86 755 83570142 (Issuer's telephone number)

Securities Issued under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Exchange on which registered
$0.001 par value, common	Over-the-Counter Bulletin Board(OTCBB)

Securities Issued under Section 12(g) of the Exchange Act: None

Title of Class

Checkwhether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

Issuer’s revenues for the fiscal year ended December 31, 2005, were $1,273.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer as of April 1, 2006, based upon the last reported sales price on the OTCBB was $290,000.

(APPLICABLE ONLY TO CORPORATE ISSUERS)

The Registrant’s common stock outstanding as of May 19, 2006 was 12,500,000 shares.

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

Item 6. Management’s Discussion And Analysis

2005 Developments

During the period management continued to shift its focus away from residential multi-unit properties to hotel and other hospitality-related properties. We sold our interests in all of our residential properties and we continue to actively pursue opportunities in hotel properties. To better pursue opportunities in the hospitality sector, the Company moved its corporate headquarters to Orlando, Florida in October, 2004.

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

Item 7. Financial Statements

The Company has made numerous attempts to contact its former auditor.  To date these efforts have been unsuccessful.  Including attempts at contact through their council.  Because of this we have not been able to get consent for the use of their opinion in this filing.  The December 31, 2004, financial statements were audited by George Stewart of Seattle, Washington.  Their opinion dated May 14, 2005 indicated the Company's financial statements presented fairly, in all material respects, the financial position of the Company and the results of operations and cash flows for the year ended December 31, 2004.  Their opinion also contained a qualifying paragraph concerning the Company's ability to continue as a going concern.

Pollard-Kelley Auditing Services, Inc

Auditing Services

3250 West Market St, Suite 307, Fairlawn, OH 44333 330-864-2265

Report of Independent Registered Public Accounting Firm

Supreme Realty Investments, Inc.
Orlando, FL 32839

We have audited the accompanying balance sheets of Supreme Realty Investments, Inc., as of December 31, 2005, and the related statements of income, changes in stockholders’ equity, and cash flows for the one year in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company has not generated significant revenues or profits and has no operations at year end. These factors among others raise considerable doubt the Company will be able to continue as a going concern. The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2005, and the results of its operations and it cash flows for the one year in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting standards.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

Fairlawn, Ohio
May 19, 2006

BALANCE SHEET

	31-Dec	31-Dec
	2005	2004
ASSETS:
Current Assets:
Cash or Cash Equivalents	69	4,126
Accounts Receivable	-	7,379
Total Current Assets	69	11,504
Real Estate Investments
Existing Properties	-	1,466,000
New Acquisitions	-	-
Gross Properties		1,466,000
Less: Accumulated Depreciation		(133,768)
Land and Other Non-Depreciable Property		-
Total Real Estate Investments		1,332,232
Other Assets:
Goodwill & Other Intangibles		-
Less: Amortization		-
Furniture, Fixtures, and Equipment		11,662
Less: Accumulated Depreciation		(7,002)
Total Other Assets		4,660

TOTAL ASSETS	69	1,348,397
LIABILITIES:
Current Liabilities	10,000	143,453
Notes Payable	-	-
Mortgages Payable	-	835,000
Total Liabilities	10,000	978,453
STOCKHOLDERS' EQUITY
Common Stock, $.001 par value, 200,000,000 authorized, 5,000,000 outstanding	5,000	30,000
Additional Paid-In Capital	668,146	623,146
Retained Earnings (Deficit)	(683,078)	(283,202)
Less: Treasury Stock	-	-
Total Stockholders' Equity	(9,931)	369,944

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	69	1,348,397

See accompanying notes to the financial statements

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

See accompanying notes to the financial statements

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

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from the Issuance of:
Mortgages
Common Stock
Payments for:
Debt Repayment	(835,000)	(412,000)
Net Cash from Financing Activities	(835,000)	(431,045)

Net Change In Cash	(4,057)	860
Cash Balance, January 1	4,126	3,266

Cash Balance, December 31	69	4,126

See accompanying notes to the financial statements

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock Shares Amount		Additional paid in Capital	Retained Earnings	Treasury Stock (common)	Stock Subscriptions Receivable	Total Stockholders’ Equity
Balance, December 31, 2004	30,000,000	30,000	623,146	(283,202)	-0-		369,944
Common Stock Subscribed	16,000,000	16,000	1,584,000			(1,600,000)	-
Net Income				(399,875)			(399,875)
1-10 Reverse Stock Split	(41,400,000)	(41,400)	41,400				-
Common Stock Subscribed	400,000	400	39,600			(40,000)
Stock Subscriptions Paid						20,000	20,000
Stock Subscriptions Cancelled			(1,620,000)			1,620,000	-
Balance, December 31, 2005	5,000,000	5,000	668,146	(683,078)	-0-	-0-	(9,931)

See accompanying notes to the financial statements

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

Lease Obligations

The company leases office space at 4700 Millennia Blvd- Suite 175, Orlando, Florida on a month-to-month basis.

15.	Contingencies

None

16.	Material Subsequent Events

On February 15, 2006 the Board of Directors authorized the increase its outstanding common shares to approximately 12,500,000; and that the Company’s major shareholders will then sell 9,222,135 shares of common stock to for cash consideration, to be transferred to Supreme Hotel Properties, Inc. to continue its business purposes; the shares purchased will represent approximately 74% of the outstanding common stock; and that Company’s current Board of Directors will then resign their duties to become the Board of Directors of Supreme Hotel Properties Inc.

On April 11, 2006, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Thomas Elliot, Jean LeRoy, Jimmy Harvey and Zujun Xu. There were no material relationships between the Registrant or its affiliates and any of the parties to the Stock Purchase Agreement, other than in respect of the Stock Purchase Agreement. Pursuant to the terms and conditions of the Stock Purchase Agreement, Zujun Xu acquired from Thomas Elliot, Jean LeRoy, and Jimmy Harvey an aggregate of 8,821,000 shares of common stock of the Registrant.

On April 12, 2006, Thomas Elliot resigned as the President of the Company.

On April 12, 2006, Zujun Xu was appointed President, Chief Executive Officer and Chief Financial Officer as well as a member of the Board of Directors of the Company.

On May 4, 2006, the Registrant issued and sold 55,000,000 shares of its common stock in a private placement exempt from the registration requirements of Section 5 of the Securities Act of 1933. The Registrant sold the shares at a price of $0.0182 per share, for aggregate offering consideration of $1,000,000.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The current Board of Directors believes that the Company’s Annual Report on Form 10-KSB, and amended Annual Report on Form 10-KSB/A for the year ended December 31, 2005 have been filed in error by the prior Board of Directors in that it prematurely included an audit report of Mr. George Stewart.

On March 27, 2006, George Stewart (“Stewart”) resigned as the Company’s principal independent accountant. Stewart’s report on the Company’s financial statements for the year ended December 31, 2004 did not contain an adverse opinion or disclaimer of opinion. During the Company’s recent fiscal year and through the date of Stewart’s resignation. The Company has requested from Mr. Stewart confirmation as to whether or not a disagreement or other disclosable event existed between the Company and Mr. Stewart, but has not received such confirmation from Mr. Stewart.

On May 10, 2006 the Company retained Pollard-Kelley Auditing Services, Inc. to serve as the Company’s principal independent accountant.

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

PART III

Item 9. Directors, Executive Officers, Promoters, and Control Persons Compliance with Section 16(a) of the Act

The Company’s Directors and Executive Officers, their ages and positions are as follows (Both Mr. Elliot and Mr. LeRoy resigned their respective positions in April 2006):

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

Item 10. Executive Compensation

The following table provides information about the compensation received during the last five fiscal years by the Company’s executive officers.
SUMMARY COMPENSATION TABLE
Name & Position(3)	Year	Annual Compensation			Long-Term Compensation
					Awards		Payouts
		Salary	Bonus	Other	Securities Granted Under Options/SARS	Restricted Shares or Units	LTIP Payouts	All Other Compensation

Thomas Elliott, CEO	2005	Nil	Nil	Nil	Nil	Nil	Nil	$32,395
	2004	Nil	Nil	Nil	10,000,000	Nil	Nil	28,758
	2003	Nil	Nil	Nil	Nil	6,979,635(1)	Nil	13,765
	2002	Nil	Nil	Nil	Nil	6,979,635(1)	Nil	Nil
	2001	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Jean LeRoy, CFO	2005	Nil	Nil	Nil			Nil	Nil
	2004	Nil	Nil	Nil	4,000,000	Nil	Nil	Nil
	2003	Nil	Nil	Nil	Nil	6,142,078(2)	Nil	Nil

(1)	5,000,000 shares of Supreme Property, Inc. exchanged for 6,979,635 shares of Supreme Realty Investments, Inc. in the merger.
(2)	4,000,000 shares of Supreme Property, Inc. exchanged for 6,142,078 shares of Supreme Realty Investments, Inc. in the merger.
(3)	Both Mr. Elliot and Mr. LeRoy resigned their respective positions in April 2006.

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

Item 12. Certain Relationships and Related Party Transactions

None.

Item 13. Exhibits

a. Exhibits

Exhibit Number	Exhibit Title
3.1	Articles of Incorporation, (incorporated by reference from our Form S-4 A/12, filed August 18, 2004)
3.2	Articles of Amendment (incorporated by reference from our Form S-4 A/12, filed August 18, 2004)
3.2	Bylaws (incorporated by reference from our Form S-4 A/12 Registration Statement, filed August 18, 2004)
31.1	Certificate of CEO/CFO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.1	Certificate of CEO/CFO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

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

SIGNATURES

In accordance with Section 13 or Section 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPREME REALTY INVESTMENTS, INC.
Date: May 22, 2006 By:	/s/
Zujun Xu
Chief Executive Officer, Chief Executive Officer