Form 10QSB
period 2006-03-31
SUPREME REALTY INVESTMENTS, INC.
filed 2006-05-22
CIK 1172319

OMB APPROVAL
OMB Number 3235-0416 Expires: January 31, 2007 Estimated average burden hours per response: 136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2006

☐       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from	to
Commission file number	000-49770

SUPREME REALTY INVESTMENTS, INC. (Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	43-195-4776 (IRS Employer Identification No.)

No. 5A, Zuanshi Ge, Fuqiang Yi Tian Ming Yuan, Fu Tian Qu, Shenzhen City, P.R. China (Address of principal executive offices)

86 755 83570142 (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

The Registrant’s common stock outstanding as of May 19, 2006 was 12,500,000 shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SUPREME REALTY INVESTMENTS, INC.

INDEX

Page No.
PART 1 - FINANCIAL INFORMATION	4
ITEM 1. FINANCIAL STATEMENTS	4
Supreme Financial Statements March 31, 2006 and 2005	4
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	16
General	16
Three months ended March 31, 2006 versus three months ended March 31, 2005	16
Results of Operations	16
Revenue	16
General and Administrative Expenses	16
Liquidity and Capital Resources	16
ITEM 3: CONTROLS & PROCEDURES	17

PART II - OTHER INFORMATION	17
ITEM 1. LEGAL PROCEEDINGS	17
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	17
Changes in Securities	17
Recent Sales of Unregistered Securities	19
Recent Sales of Registered Securities	18
Use of Proceeds	18
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	18
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	18
ITEM 5. OTHER INFORMATION	18
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	19
a. Exhibits	19
SIGNATURES	19

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The information in this report is for the three month period ended March 31, 2006, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Supreme Realty Investments, Inc. ("Supreme " or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The condensed consolidated financial statements should be read in conjunction with Supreme's financial statements and the notes thereto contained in Supreme's Audited Financial Statements for the year ended December 31, 2005, in the From 10-KSB/A2 as filed with the SEC on May 20, 2005.

Interim results are not necessarily indicative of results for the full fiscal year.

Pollard-Kelley Auditing Services, Inc.
Auditing Services	3250 West Market St, Suite 307, Fairlawn, OH 44333 330-836-2558

Report of Independent Certified Public Accountants

Board of Directors
Supreme Realty Investments, Inc.

We have reviewed the accompanying consolidated balance sheets of Supreme Realty Investments, Inc. as of March 31, 2006 and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-month period then ended. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board. A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with the standards of the Public Company Accounting Oversight Board, the object of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles accepted in the United States of America.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

May 18, 2006
Fairlawn, Ohio

SUPREME REALTY INVESTMENTS, INC.
UNAUDITED CONSOLIDATED BALANCE SHEET
As of March 31

	2006	2005
ASSETS:
Current Assets:
Cash & Cash Equivalents	$1,769	(977)
Accounts Receivable		7,379
Less: Allowance for Doubtful Accounts		-0-
Total Current Assets	1,769	6,402
Real Estate Investments:
Existing Properties		1,466,000
New Property Acquisitions		-0-
Gross Properties		1,466,000
Less: Accumulated Deprec.		(143,957)
Total Real Estate Investments	-0-	1,322,043
Other Assets:
Furniture/Fixtures/Equipment		11,662
Less: Accumulated Deprec.		(7,550)
Total Other Assets	-0-	4,112

TOTAL ASSETS	1,769	1,332,557
LIABILITIES:
Current Liabilities	10,000	173,468
Notes Payable		-0-
Mortgages Payable		835,000
Total Liabilities	10,000	1,008,468
STOCKHOLDER'S EQUITY:
Common Stock, $0.001 par, 200,000,000 authorized, 12,500,000 outstanding	12,500	46,000
Additional Paid In Capital	670,275	2,207,146
Retained Earnings (Deficit)	(691,007)	(329,048)
Less: Treasury Stock	-0-	-0-
Stock Subscriptions Receivable	-0-	(1,600,000)
Total Stockholder Equity	(8,231)	324,098

TOTAL LIABILITIES & EQUITY	1,769	1,332,557

See accompanying notes to the financial statements

SUPREME REALTY INVESTMENTS, INC.
UNAUDITED CONSOLIDATED STATEMENT OF EARNINGS
For the Fiscal Quarter Ended March 31

	2006	2005
REVENUES:
Revenues from Rental Properties		$1,273
Revenues from Mortgage Banking
Revenues from Realty & Management
TOTAL REVENUES	-0-	1,273

PROPERTY OPERATING EXPENSES:
Real Estate Taxes		-0-
Mortgage Interest		19,331
Operations and Maintenance		-0-
Depreciation and Amortization		8,000
Total Property Expenses	-0-	27,331
GENERAL EXPENSES:
Salaries, Commissions, & Employee Benefits	2,042	10,463
General & Administrative Expenses	5,887	3,827
Interest Expense		-0-
Depreciation & Amortization		547
Total General Expenses	7,929	14,838
TOTAL EXPENSES		42,169

NET INCOME(LOSS) Before Taxes & Extraordinary Items	(7,292)	(40,896)
Provision for Income Taxes		-0-
NET INCOME(LOSS)	(7,929)	(40,896)

Weighted Average Common Shares Outstanding	6,446,000	46,000,000

NET INCOME per Common Share	0.00	0.00

See accompanying notes to the financial statements

SUPREME REALTY INVESTMENTS, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOW
For the Three Months Ended March 31
	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	(7,929)	(40,896)
Adjustments to reconcile net income to cash providedby Operating Activities
Depreciation and Amortization		8,547
Provision for Income Taxes		-0-
(Increase) Decrease in Receivables		-0-
(Increase) Decrease in Prepaid Expenses		-
Increase (Decrease) in Current Liabilities		7,915
Net Cash from Operating Activities	(7,929)	(5,102)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of Furniture, Fixtures, & Equipment		-0-

Proceeds from the Sale of:
Furniture, Fixtures, & Equipment		-0-
Real Estate Improvements		-0-
Net Cash from Investing Activities	-0-	-0-

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from:
Borrowings-Mortgages		-0-
Issuance of Common Stock	9,629	-0-
Payments for:
Debt Repayment		-0-

Net Cash from Financing Activities	9,629	-0-

Net Change In Cash	1.700	(5,102)
Cash Balance, January 1	69	4,125

Cash Balance, March 31	1,769	(977)

See accompanying notes to the financial statements

SUPREME REALTY INVESTMENTS, INC
Statement of Changes in Stockholders' Equity
As of March 31, 2006
			Additional		Treasury	Common	Total
	Common Stock		paid in	Retained	Stock	Stock	Stockholders'
	Shares	Amount	Capital	Earnings	(common)	Subscribed	Equity
Balance, December 31, 2005	5,000,000	5,000	668,146	(683,078)	-	-	(9,931)
Common Stock Issued	7,500,000	7,500	2,129				9,629
Net Income				(7,929)			(7,929)

Balance, March 31, 2006	12,500,000	12,500	670,275	(691,007)	-		(8.231)

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

In February 2006, the Company spun off its wholly-owned subsidiary, Supreme Hotel Properties, Inc., to its shareholders, pursuant to the approval of the then Board of Directors on August 22, 2005.

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

On February 15, 2006 the Board of Directors authorized the increase its outstanding common shares to approximately 12,500,000; and that the Corporation’s major shareholders will then sell 9,222,135 shares of common stock to for cash consideration, to be transferred to Supreme Hotel Properties, Inc. to continue its business purposes; the shares purchased will represent approximately 74% of the outstanding common stock; and that Corporation’s current Board of Directors will then resign their duties to become the Board of Directors of Supreme Hotel Properties Inc.

On April 11, 2006, the Companyentered into a stock purchase agreement (the “Stock Purchase Agreement”) with Thomas Elliot, Jean LeRoy, Jimmy Harvey and Zujun Xu. There were no material relationships between the Registrant or its affiliates and any of the parties to the Stock Purchase Agreement, other than in respect of the Stock Purchase Agreement. Pursuant to the terms and conditions of the Stock Purchase Agreement, Zujun Xu acquired from Thomas Elliot, Jean LeRoy, and Jimmy Harvey an aggregate of 8,821,000 shares of common stock of the Registrant (the “Transaction”).

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations

Revenues from Continuing Operations

Rental revenue decreased to $-0- for the 3-month period ended March 31, 2006 compared to $1,273 for the 3-month period ended March 31, 2005. The decrease in rental revenue in 2005 can be attributed to the fact we have sold our interests in all rental properties.

Expenses from Continuing Operations.

Total expenses from continuing operations decreased from $69,988 for the 3-month period ended March 31, 2005 to $28,165 for the 3-month period ended March 31, 2006, a net decrease of $41,823.

1.	Property operating expenses decreased to -0-.
2.	Property Depreciation and Amortization decreased to -0-
3.	Salaries, commissions and employees benefits remained stable.
4.	General and administrative expenses increased by $2,000 for the for 3-month period ending March 31, 2006 compared to the same period ending March 31, 2005.
5.	Interest Expense reflects that fact that the only notes we have outstanding are non-interest bearing notes.
6.	Other Depreciation and Amortization decreased to -0-.

Net Income/Loss from Operations.

Net loss from operations for the 3-month period ended March 31, 2006 was $ 7,929 versus net loss of $40,896 for the 3-month period ended March 31, 2005. The net loss in 2006 is attributed primarily to expenses associated with the corporate move to Orlando, Florida.

Liquidity and Capital Resources

For the 3-month periods ended March 31, 2006 and March 31, 2005, Supreme's net cash used by operating activities totaled ($7,929) and ($5,102), respectively. This change relates directly to an increase in Supreme's expenses.

As of the 3-month period ended March 31, 2006, Supreme's unrestricted cash resources were $1,729 as compared to ($977) as of the 3-month period ended March 31, 2005. The cash flow from our existing properties will not fund our future liquidity requirements.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended March 31, 2006. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in internal controls.

There were no significant changes in Supreme's internal controls or in any factors that could significantly affect internal controls subsequent to the date of the Chief Executive Officer and the Chief Financial Officer's evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Supreme's knowledge, no lawsuits were commenced against Supreme during the 3-months ended March 31, 2006, nor did Supreme Commence any lawsuits during the same period. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

On February 15, 2006 the Board of Directors authorized the increase its outstanding common shares to approximately 12,500,000; and that the Corporation’s major shareholders will then sell 9,222,135 shares of common stock to for cash consideration, to be transferred to Supreme Hotel Properties, Inc. to continue its business purposes; the shares purchased will represent approximately 74% of the outstanding common stock; and that Corporation’s current Board of Directors will then resign their duties to become the Board of Directors of Supreme Hotel Properties Inc.

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

ITEM 6. EXHIBITS AND REPORS ON FORM 8-K

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

SUPREME REALTY INVESTMENTS, INC.
Date: May 22, 2004 By:	/s/
Zujun Xu Chief Executive Officer, Chief Financial Officer