Form 10QSB
period 2006-06-30
SUPREME REALTY INVESTMENTS, INC.
filed 2006-08-11
CIK 1172319

OMB APPROVAL
OMB Number 3235-0416
Expires: January 31, 2007
Estimated average burden hours per response: 136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2006

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from	__________ to __________

Commission file number	000-49770

SUPREME REALTY INVESTMENTS, INC. (Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	43-1954776 (IRS Employer Identification No.)

No. 5A, Zuanshi Ge, Fuqiang Yi Tian Ming Yuan, Fu Tian Qu, Shenzhen City, P.R. China 518000 (Address of principal executive offices)

86 755 83570142 (Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

As of August 8, 2006 the registrant had 6,753,987 shares of common stock outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [  ]    No [X]

Transitional Small Business Disclosure Format (Check one): Yes [  ]    No [X]

SUPREME REALTY INVESTMENTS, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The information in this report is for the three month period ended June 30, 2006, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Supreme Realty Investments, Inc. (“Supreme” or the “Company”) considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders’ equity and cash flows for those periods.

The interim financial statements present the balance sheet, statements of operations and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.
The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2006 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Pollard-Kelley Auditing Services, Inc.……………………………………………………………

Auditing Services	3250 West Market St, Suite 307, Fairlawn,
OH 44333 330-836-2558

Report of Independent Certified Public Accountants

Board of Directors
Supreme Reality Investments, Inc.

We have reviewed the accompanying consolidated balance sheets of Supreme Realtiy Investments, Inc. as of June 30, 2006 and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-month and nine-month periods then ended. These interim financial statements are the responsibility of the Company’s management.

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

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

August 10, 2006
Fairlawn, Ohio

SUPREME REALTY INVESTMENTS, INC.
Balance Sheets
June 30
(Unaudited)

	2006	2005
ASSETS

Current assets:
Cash & cash equivalents	$100,000	$2,719
Stock subscriptions receivable	-	1,550,000

Total current assets	100,000	1,552,719

Real estate investments:
Properties at cost	-	1,466,000
Less: Accumulated depreciation	-	173,267

Total Real estate investments	-	1,292,733

Other property and equipment:
Furniture, fixtures, and equipment	-	11,662
Less: Accumulated depreciation	-	7,609

Total furniture, fixtures, and equipment	-	4,053

Total assets	$100,000	$2,849,505
LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities	-	171,012

Long-term liabilities: Mortgages Payable	-	835,000

Total liabilities	-	1,006,012

Shareholders' deficiency:
Common stock - $.001 par value: 200,000,000 shares
authorized; 67,500,000 and 4,600,000
shares issued and outstanding respectively	67,500	4,600
Additional paid-in capital	1,623,507	2,248,546
Less: Stock subscription receivable	(900,000)
Accumulated deficit	(691,007)	(409,653)
Total shareholders' deficiency	100,000	1,843,493

Total liabilities and shareholders' deficiency	$100,000	$2,849,505

See accompanying notes

SUPREME REALTY INVESTMENTS, INC.
Statements of Operations
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2006

Revenue:
Total revenue	$-	$-	$-	$-

Cost of goods sold	$-	$-	$-	$-

Gross Profit	$-	$-	$-	$-

Total	$-	$-	$-	$-

Operating loss	$-	$-	$-	$-

Interest expense	$-	$-	$-	$-

Loss from continuing operations before provision for income taxes	$-	$-	$-	$-

Provision for income taxes	$-	$-	$-	$-

Loss from continuing operations	$-	$-	$-	$-

Income (loss) from discontinued operations, net of taxes	$(7,929)	$(114,094)	$(7,929)	$(114,094)

Net loss	$(7,929)	$(114,094)	$(7,929)	$(114,094)

Earnings (loss) per common share - basic and diluted:

Loss from continuing operations	$-	$-	$-	$-

Income (loss) from discontinued operations	$(0.00)	$(0.02)	$(0.00)	$(0.02)

Net loss	$(0.00)	$(0.02)	$(0.00)	$(0.02)

Weighted average number of shares outstanding	26,132,597	6,446,000	26,132,597	6,446,000

See accompanying notes

Supreme Realty Investments, Inc.
Statements of Changes in Shareholders' Equity
For the six months ended June 30, 2006
(Unaudited)

					Less:
	Common Stock		Additional Paid-in	Less: Accumulated	Stock Subscription	Shareholders'
	Shares	Amount	Capital	Deficit	Receivable	Equity

Balance, December 31, 2005	5,000,000	$5,000	$668,146	$(683,078)		$(9,932)

Common Stock Issued - March 31, 2006	7,500,000	7,500	2,129	-		9,629

Common Stock Issued - May 4, 2006	55,000,000	55,000	945,000		$(900,000)	100,000

Capital paid in to retire liability			8,232			8,232

Net income (loss) for the six months ended June 30, 2006				(7,929)		(7,929)

Balance, June 30, 2006	67,500,000	67,500	1,623,507	(691,007)	(900,000)	100,000

See accompanying notes.

Supreme Realty Investments, Inc.
Statements of Cash Flows
Six months ended June 30, 2006 and 2005
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2005

Cash flows from operating activities:
Net income from continuing operations	$-	$-
Less: income (loss) from discontinued operations	(7,929)	(114,094)
Loss	(7,929)	(114,094)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and Amortization		27,749
Increase in Accounts Receivable	-	(1,542,621)
Change in assets and liabilities:		-
Prepaid expenses and other current assets:	-
Accounts payable - increase (decrease)	(10,000)	27,559
Accrued expenses and other current liabilities	-

Net cash used in operating activities	(17,929)	(1,601,407)

Cash flows from financing activities:
Proceeds from note payable - bank, net
Proceeds from loans payable
Issuance of common stock, less subscription receivable of $900,000	109,628	1,600,000
Capital contribution	8,232	-

Net cash provided by financing activities	117,860	1,600,000

Net cash provided by (used in) discontinued operations	-	(1,407)

Net increase (decrease) in cash	99,931	(1,407)
Cash, beginning of period	69	4,126

Cash, end of period	$100,000	$2,719

See accompanying notes

NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation

A summary of the significant accounting policies of Supreme Realty Investments, Inc. (the “Company”) is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management that is responsible for their integrity and objectivity. The accounting policies used conform to generally accepted accounting principles that have been consistently applied in the preparation of these financial statements. The financial statements herein are presented using the accrual basis of accounting.

Nature of Operations

Current Operations

As of June 30, 2006 the Company is a shell corporation and is seeking mergers and acquisitions.

Discontinued Operations
The Company was a real estate operating company primarily engaged in the acquisition, operation, and disposition of real properties and loans secured by real properties. On October 15, 2005 all of the real estate assets were transferred from the Company to its wholly owned subsidiary, Supreme Hotel Properties, Inc. Those assets were subsequently sold on December 23, 2005 and then all of the outstanding shares of the subsidiary were sold on February 21, 2006.

2.	Principles of Accounting and Estimates

The accompanying Financial Statements have been prepared in accordance with Generally Accepted Accounting Principles (GAAP) commonly followed in the United States of America.

Generally accepted accounting principles (“GAAP”) requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during a reporting period. The most significant assumptions and estimates relate to the valuation of real estate, depreciable lives, revenue recognition, and the recoverability of trade accounts receivable. The application of these estimates requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

3.	Income Taxes

The Company and its subsidiary previously filed a consolidated federal income tax return. The availability of any deferred tax benefits are undeterminable at this time.

4.	Deferred Tax Assets, Liabilities, and Valuation Allowances

The Company has incurred tax loss carry-forwards of $15,691 for 2002, and $74,299 for 2003, $202,138 for 2004, $399,875 for 2005, and $7,929 for 2006. The tax loss carry-forwards expire in 2022, 2023, 2024, 2025, and 2026 respectively. The availability to use these losses in the future is not determinable at this time due to the change of management and the potential of change of business operations. Therefore, there has been no calculation for deferred tax benefits.

5.	Recent Accounting Pronouncements

In August 2001, the FASB issued Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 establishes a model for measurement and reporting the impairment of assets to be disposed of by sale and addresses accounting for a segment of a business accounted for as a discontinued operation. SFAS 144 is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes SFAS 121 and thereby removes Goodwill from its scope and eliminates the requirement to allocate Goodwill to long-lived assets to be tested for impairment in business segments that are discontinued. Supreme has accounted for the write down of the Goodwill associated with its discontinued activities in accordance with SFAS 144.

In December 2002, the FASB issued Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosure” (“FAS 148”), an Amendment of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). FAS 148 amends FAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.

In December 1999, the SEC issued SAB 101, “Revenue Recognition in Financial Statements.” SAB 101 summarizes certain aspects of the staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. On March 24, 2000 and September 26, 2000, the SEC issued Staff Accounting Bulletin No. 101A and No. 101B, respectively, which extend the transition provisions of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999, which would be December 31, 2005 for us.

In March 2000, the FASB issued FIN 44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB No. 25, Accounting for Stock Issued to Employees”. This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000.

Management believes that any other newly required pronouncements are not applicable.

6.	Current Liabilities and Notes Payable

There are no current liabilities and notes payable as of June 30, 2006.

7.	Common Stock Transactions

On March 31, 2006 the Company issued 7,500,000 shares for $9,629.

On May 4, 2006 the Company issued 55,000,000 shares for $100,000 cash and a promissory note for $900,000.

Subsequent to June 30, 2006:

On July 24, 2006 the Board declared a 1:10 reverse stock split reducing the total number of shares outstanding to 6,753,987.

On August 4, 2006 pursuant to a merger agreement the company issued 8,000,000 shares bringing the total outstanding shares to 14,753,987.

To date, no dividends have been declared or paid.

8.	Commitments

Employment Obligations

The Company has no existing employment contracts at this time. The current officers are serving on a month-to-month basis.

Lease Obligations

The Company has no lease obligations at this time.

9.	Contingencies
None

10.	Material Subsequent Events

On August 4, 2006, the Company entered into an agreement and plan of merger with XY Acquisition Corporation (“XY”), Home System Group, Inc. (“HSG”), Cheung Kin Wai, Li Wei Qiu, Ye Bo Quan, Li Shu Bo, Huang Jian Wei, Value Global International Limited, Simple (Hong Kong) Investment & Management Company Limited, First Capital Limited, Shenzhen Dingyi Investment Company Limited, China US Bridge Capital Limited (the “Merger Agreement”).

The transaction described in the Merger Agreement is referred to as the “Merger Transaction.” A summary of the Merger Transaction, as well as the material terms and conditions of the Merger Agreement, are set forth below, but such summary is qualified in its entirety by the terms and condition of the Merger Agreement.

The Parties to the Merger Agreement

Prior to the completion of the Merger Transaction on August 4, 2006, XY Acquisition Corporation was a Nevada corporation and a wholly owned subsidiary of the Registrant.

HSG is a corporation formed on February 28, 2003 under the laws of the British Virgin Island. HSG, with a minimum capitalization of $2, was inactive until June 30, 2006, when HSG acquired all of the issued and outstanding stock of Oceanic International (HK) Limited (“OCIL”). OCIL is an operating company organized under the laws of Hong Kong. Since the ownership of HSG and OCIL were the same, the merger was accounted for as a transaction between entities under common control, whereby HSG recognized the assets and liabilities transferred at their carrying amounts. The financial statements of OCIL as of and for the years ended December 31, 2004 and 2005 and as of March 31, 2006 and for the three months ended March 31, 2005 and 2006 are essentially the same as the consolidated financial statements of HSG.

Prior to the completion of the Merger Transaction on August 4, 2006, Cheung Kin Wai, Li Wei Qiu, Ye Bo Quan, Li Shu Bo, Huang Jian Wei, Value Global International Limited, Simple (Hong Kong) Investment & Management Company Limited, First Capital Limited, Shenzhen Dingyi Investment Company Limited, China US Bridge Capital Limited were the shareholders of HSG (the “HSG Shareholders”). In addition, Cheung Kin Wai and Li Wei Qiu are the two only directors of HSG.

The Merger Transaction

Pursuant to the Merger Agreement, HSG merged with XY Acquisition Corporation, with HSG as the survivor of the merger. As a result of the Merger Transaction, HSG became a wholly owned subsidiary of the Company, which, in turn, made the Company the indirect owner of the Chinese operating company subsidiary OCIL.

The Merger Consideration

Under the Merger Agreement, in exchange of surrendering their shares in HSG, the HSG Shareholders received only stock consideration. The stock consideration consisted of 8,000,000 newly issued shares of the Company’s common stock, which were divided proportionally among the HSG Shareholders in accordance with their respective ownership interests in HSG immediately before the completion Merger Transaction.

The Merger Agreement

There was no delay between the signing of the Merger Agreement and the closing of the Merger Agreement; both occurred on August 4, 2006. The Merger Agreement contains customary terms and conditions for a transaction of this type, including representations, warranties and covenants, as well as provisions describing the merger consideration, the process of exchanging the consideration and the effect of the merger. The Merger Agreement contains reciprocal indemnification provisions that provide for indemnification in the event of a breach of a representation or warranty. The indemnification provisions survive the closing of the Merger Transaction for 18 months.

Description of Business

The operating company, Oceanic International (Hong Kong) Limited, or OCIL, is a company organized under the laws of Hong Kong, China since June 23rd, 2004. OCIL is the distributor of home appliance products, such as grills, home use water pumps, blenders, electric fans, heaters, laser printers, and other electronics and environmental protection products.

OCIL is an enterprise integrating the selling, circulation and modern logistics of home appliance products. OCIL establishes strategic partnerships with some of the world famous enterprises. OCIL is the strategic partner of the world well-known home grill manufacture, Nexgrill Industries Inc., in the greater China area. OCIL is also one of the strategic partners of global famous retailer, Whalen Storage, in the greater China area. Products distributed by OCIL have already entered into the US, Germany, France, and Australia markets, and continuously expands to other neighboring countries.

OCIL does not have a R&D Department and does not initiate any advertising or promotion activities on the products because OCIL is not the manufacturer. OCIL currently has two employees, Cheung Kin Wai and Li Wei Qiu, who are also the shareholders of HSG.

The five largest suppliers for OCIL are Zhongshan City Xin Da Imports and Exports Company Limited, Foshan City Shun De Ying Yuan Imports and Exports Company Limited, Zhongshan City Bao Chang Long Imports and Exports Company Limited, Zhongshan City Tai Quan Imports and Exports Company Limited, and China Wu Jin Zhi Pin Imports and Exports Company Limited. The three largest customers for OCIL are Nexgrill Industries, Inc., Whalen Storage, and BTB Products, Inc.

Risk factors associated with the business of OCIL includes the following:

 (1) Highly Dependent upon the Continued Services of the Executive Officers and the Loss of Key Personnel Could Affect the Ability to Successfully Growing Business. OCIL is highly dependent upon the services of its senior management team, particularly Cheung Kin Wai and Raymand Li. The permanent loss for any of the key executives could have a material adverse effect upon the operating results.

(2) Non-performance by the suppliers may adversely affect the operations by delaying delivery or causing delivery failures, which may negatively affect demand, sales and profitability.  OCIL distributes various types of products from the manufacturing suppliers. OCIL will be materially and adversely affected by the failure of the suppliers to perform as expected.  OCIL could experience delivery delays or failures caused by production issues or delivery of non-conforming products if its suppliers failed to perform, and OCIL also faces the risks in the event that any of its suppliers becomes insolvent or bankrupt.

3)Any change in policies by the Chinese government could adversely affect the operating of businesses. Changes in policies could result in imposition of restrictions on currency conversion, imports or the source of suppliers, as well as new laws affecting joint ventures and foreign-owned enterprises doing business in China. Although China has been pursuing economic reforms for the past two decades, events such as a change in leadership or social disruptions that may occur upon the proposed privatization of certain state-owned industries could significantly affect the government’s ability to continue with its reform.

Item 2.     Management’s Discussion and Analysis Or Plan of Operations

Results of Operations

Revenues from Continuing Operations

  During the quarter ended June 30, 2006 the Company did not receive any revenues from continuing operations

 Expenses from Continuing Operations.

There are no expenses from continuing operations.

Net Income/Loss from Operations.

Net loss from operations for the 3-month period ended June 30, 2006 was $ 7,929 versus net loss of $114,094 for the 3-month period ended June 30, 2005. The net loss in 2006 is attributed primarily to expenses associated with the discontinuing of Company operations.

Liquidity and Capital Resources

For the 3-month periods ended June 30, 2006 and June 30, 2005, the Company’s net cash used by operating activities totaled ($17,929) and ($1,601,407), respectively. This change relates directly to discontinued activities

As of the 3-month period ended June 30, 2006, the Company’s unrestricted cash resources were $100,000 as compared to ($2,719) as of the 3-month period ended June 30, 2005. The increase in cash is due to the sale of shares in the company to investors.

With respect to the interim financial statements, management believes that there are no material trends, events, or uncertainties that have, occurred since the end of the last fiscal period that have, or are reasonably likely to have, a material impact on the company’s short-term or long-term liquidity or significant items of income or loss arising from continued operations. Likewise, there are no material changes in any line items on the financial statements or seasonal aspects that have had a material effect on the company’s financial condition or the results of operations.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to its stockholders.

Item 3.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended June 30, 2006. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in internal controls.

There were no significant changes in the Company’s internal controls or in any factors that could significantly affect internal controls subsequent to the date of the Chief Executive Officer and the Chief Financial Officer’s evaluation.

PART II - OTHER INFORMATION
Item 1.   Legal Proceedings

To the Company’s knowledge, no lawsuits were commenced against Supreme during the 3-months ended June 30, 2006, nor did the Company commence any lawsuits during the same period. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Disclosure under Item 701 of Regulation S-B has previously been included in a current report on Form 8-K filed by the Company.

Item 3.   Defaults Upon Senior Securities

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.   Other Information

Not Applicable

Item 6.   Exhibits

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

SUPREME REALTY INVESTMENTS, INC.

Date: August 10, 2006	By:	/s/ Zujun Xu
Zujun Xu, Chief Executive Officer

/s/ Zujun Xu
Zujun Xu, Chief Financial Officer