Form 10QSB
period 2006-09-30
SUPREME REALTY INVESTMENTS, INC.
filed 2006-11-20
CIK 1172319

OMB APPROVAL
OMB Number 3235-0416
Expires: January 31, 2007
Estimated average burden hours per response: 136
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from	to

Commission file number	000-49770

HOME SYSTEM GROUP (Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	43-1954776 (IRS Employer Identification No.)

No. 5A, Zuanshi Ge, Fuqiang Yi Tian Ming Yuan, Fu Tian Qu, Shenzhen City, P.R. China 518000 ___________________________________________ (Address of principal executive offices)

86 755 83570142 (Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of November 17, 2006 the registrant had 19,797,949 shares of common stock outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Transitional Small Business Disclosure Format (Check one): Yes ☐No ☒

HOME SYSTEM GROUP

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The information in this report is for the nine month period ended September 30, 2006, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Home System Group (the “Company”) considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders’ equity and cash flows for those periods.

The interim financial statements present the balance sheet, statements of operations and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2006 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

HOME SYSTEM GROUP AND SUBSIDIARY
(FORMERLY SUPREME REALTY INVESTMENTS, INC.)
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$315,154	$103,701
Accounts receivable	580,780	3,962,986
Trade deposits	2,328,272	2,208,079
Prepaid expenses	3,775	-
Due from directors	7,629	-
Amount due from related party	2,344,416	-
	5,580,026	6,274,766

PROPERTY AND EQUIPMENT	1,052	-

TOTAL ASSETS	$5,581,078	$6,274,766

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank loans	$501,696	$3,030,836
Accounts payable and accrued expenses	1,879,001	1,578,677
Due to directors	26,366	54,917

TOTAL LIABILITIES	2,407,063	4,664,430

STOCKHOLDERS' EQUITY

COMMON STOCK - $0.001 par value; 200,000,000 shares
authorized, 14,753,987 and 8,000,000 shares issued
and outstanding	14,754	8,000

ADDITIONAL PAID-IN CAPITAL	985,248	(7,998)

NOTE RECEIVABLE FOR STOCK ISSUANCE	(900,000)	-

RETAINED EARNINGS	3,074,013	1,610,334

TOTAL STOCKHOLDERS' EQUITY	3,174,015	1,610,336

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,581,078	$6,274,766

See accompanying notes to financial statements.

HOME SYSTEM GROUP AND SUBSIDIARY
(FORMERLY SUPREME REALTY INVESTMENTS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

NET SALES	$1,060,208	$350,058	$22,729,583	$6,722,567

OPERATING EXPENSES
Cost of net sales	943,628	320,322	20,070,507	5,515,516
General and administrative expenses	273,441	7,462	912,257	124,715
	1,217,069	327,784	20,982,764	5,640,231

INCOME (LOSS) FROM OPERATIONS	(156,861)	22,274	1,746,819	1,082,336

OTHER INCOME (EXPENSE)
Interest income	-	234	1,998	234
Finance costs	(63,423)	(22,027)	(285,138)	(183,623)
	(63,423)	(21,793)	(283,140)	(183,389)

NET INCOME (LOSS)	$(220,284)	$481	$1,463,679	$898,947

BASIC AND DILUTED EARNINGS
(LOSS) PER SHARE	$(0.02)	$-	$0.10	$0.11

BASIC AND DILUTED WEIGHTED
AVERAGE PER SHARE	14,753,987	8,000,000	14,753,987	8,000,000

See accompanying notes to financial statements.

HOME SYSTEM GROUP AND SUBSIDIARY
(FORMERLY SUPREME REALTY INVESTMENTS, INC.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2006

		Additional	Note Receviable
	Common	Paid-in	for Stock	Retained
	Stock	Capital	Issuance	Earnings	Total

BALANCE AT DECEMBER 31, 2005 (AUDITED)	$2	$-	$-	$1,610,334	$1,610,336

Retroactive recapitalization	7,998	(7,998)	-	-	-

BALANCE AT DECEMBER 31, 2005	8,000	(7,998)	-	1,610,334	1,610,336

Issuance of common stock at merger	6,754	993,246	(900,000)	-	100,000

Net income for the nine months ended September 30, 2006	-	-	-	1,463,679	1,463,679

BALANCE AT SEPTEMBER 30, 2006 (UNAUDITED)	$14,754	$985,248	$(900,000)	$3,074,013	$3,174,015

See accompanying notes to financial statements.

HOME SYSTEM GROUP AND SUBSIDIARY
(FORMERLY SUPREME REALTY INVESTMENTS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,463,679	$898,947
Adjustments to reconcile net income
to net cash used in operating activities
Depreciation	75	-
(Increase) decrease in assets
Trade deposits	(2,464,609)	(873,405)
Accounts receivable	3,382,206	1,168,066
Prepaid expense	(3,775)	-
Increase in liabilities
Accounts payable and accrued expenses	300,324	1,047,990

Net cash provided by operating activities	2,677,900	2,241,598

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,127)	-
Cash acquired in merger	100,000	-

Net cash provided by investing activities	98,873	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in due to/from directors	(36,180)	(149,472)
Proceeds from bank loans	501,696	570,528
Repayment of bank loans	(3,030,836)	(2,651,698)

Net cash used in financing activities	(2,565,320)	(2,230,642)

NET INCREASE IN CASH	211,453	10,956

CASH - BEGINNING OF PERIOD	103,701	624

CASH - END OF PERIOD	$315,154	$11,580

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Cash paid during the period for:
Interest	$183,623	$-

Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Trade deposits of $2,344,416 were transferred to a
related party.

See accompanying notes to financial statements.

HOME SYSTEM GROUP AND SUBSIDIARY
(FORMERLY SUPREME REALTY INVESTMENTS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared by Home System Group (“HSG”) and Subsidiary (collectively, the “Company”). These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the Summary of Accounting Policies included in the 2005 Annual Report. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2005 Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three and nine months ended September 30, 2006 may not be indicative of operating results expected for the full year.

Basis of Preparation

Home System Group, Inc. (“HSGI”) was incorporated with limited liability in The British Virgin Islands on February 28, 2003. HSGI, with a minimum capitalization of $2, was inactive until June 30, 2006 when HSGI acquired all the issued and outstanding stock of Oceanic International (HK) Limited (“Oceanic”). Oceanic is an operating company organized under the laws of Hong Kong. Since the ownership of HSGI and Oceanic were the same, the merger was accounted for as a transaction between entities under common control, whereby HSGI recognized the assets and liabilities transferred at their carrying amounts. On August 4, 2006, Supreme Realty Investments, Inc. (“Supreme”) acquired HSGI. Under the terms of the merger agreement, the stockholders of HSG received 8,000,000 shares of common stock of Supreme for 100% of HSGI’s outstanding common stock. Following the merger, Supreme changed its name to Home System Group. Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination. That is, the share exchange is equivalent to the issuance of stock by HSG for the net monetary assets of Supreme, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange will be identical to that resulting from a reverse acquisition, except no goodwill will be recorded. Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, Supreme, are those of the legal acquiree which are considered to be the accounting acquirer, HSGI.

HOME SYSTEM GROUP AND SUBSIDIARY
(FORMERLY SUPREME REALTY INVESTMENTS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

NOTE 2 - REVERSE MERGER

Effective August 4, 2006, the Company completed its merger. The merger was accounted for as a reverse acquisition by the Company. The following pro forma condensed consolidated statement of operations assumes the merger was effective January 1, 2006.

For the Nine
Months Ended
September 30,
2006

Net sales	$22,729,583
Net income	$1,455,750
Basic and diluted earnings per share	$0.10

NOTE 3 - SHIPPING AND HANDLING FEES AND COSTS

The Company follows Emerging Issues Task Force (“EITF”) No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling costs as part of the cost of goods sold. For the three months ended September 30, 2006 and 2005, shipping and handling costs were $8,245 and $3,624, and for the nine months ended September 30, 2006 and 2005 were $256,849 and $52,906.

NOTE 4 - TRADE DEPOSITS

Amounts represent deposits held by suppliers to be applied against future purchases by the Company. During the three months ended September 30, 2006, the Company decided not to conduct future business with four suppliers and instructed the suppliers to transfer the funds held in deposits to a company that is controlled by a director of HSG. The deposits that were transferred are reflected as due from related party.

NOTE 5 - DUE FROM RELATED PARTY

Amount represents trade deposits that were transferred to a company that is controlled by a director of HSG. The amount due is unsecured with no stated interest or repayment terms.

NOTE 6 - DUE TO/FROM DIRECTOR

Amount represents advances to/from two directors with no stated interest or repayment terms.

HOME SYSTEM GROUP AND SUBSIDIARY
(FORMERLY SUPREME REALTY INVESTMENTS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

NOTE 7 - BANK LOANS

In November 2005, the Company entered into a new agreement with its existing bank under which the bank maintained the Export Packing Loan credit line at $4,000,000 and maintained the Short Term Revolving Loan of Accounts Receivable Financing (“Short Term Revolving Loan”) of up to $1,600,000. The Short Term Revolving Loan is collateralized by accounts receivable of customers approved by the bank. The loans bear interest at the Singapore Inter-Bank Offered Rate (“SIBOR”) plus 4%. The credit facilities are subject to recourse and are personally guaranteed by the two stockholders of the Company.

The bank debt consists of the following as of September 30, 2006:

Short Term Revolving Loans collateralized by $501,696 of accounts receivable, with recourse, interest rate of 9.32% at September 30, 2006.	$501,696

There were no Short Term Export Packing Loans as of September 30, 2006.

NOTE 8 - EQUITY

On July 24, 2006, the Board of Directors of the Company declared a 1:10 reverse split. The number of shares has been retroactively adjusted to reflect the reverse split.

On September 29, 2006, the Board of Directors of the Company authorized the establishment of the Home System Group 2006 Equity Incentive Plan (the “Plan”). The Company reserved 5,000,000 shares of its common stock for issuance under the Plan.

NOTE 9 - NOTE RECEIVABLE FOR STOCK ISSUANCE

The amount represents a promissory note received on May 4, 2006 for the issuance of 5,500,000 shares (post reverse stock split) of the Company’s common stock. The note receivable is reflected as a contra equity account since the proceeds have not been received as of the issuance of the financial statement. The payment of the promissory note is required when the registration statement covering the 5,500,000 shares is declared effective by the Securities and Exchange Commission.

HOME SYSTEM GROUP AND SUBSIDIARY
(FORMERLY SUPREME REALTY INVESTMENTS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

NOTE 10 - INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with SFAS No. 109. No Hong Kong Profits Tax has been provided in the financial statements as the business of the Company is carried outside Hong Kong and there was no income derived from or arising in Hong Kong during the periods. No provision for deferred taxes has been made as there were no material timing differences at September 30, 2006 and 2005.

NOTE 11 - SUBSEQUENT EVENT

On October 5, 2006, the Company issued 5,000,000 shares of its common stock under the Home System Group 2006 Equity Incentive Plan to eight consultants in lieu of payments due to the consultants of $700,000 for services rendered from January 2, 2006 through September 30, 2006, which is reflected in accrued expenses as of September 30, 2006.

Item 2. Management’s Discussion and Analysis Or Plan of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this quarterly report.

Forward Looking Statements

The information in this discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

Business Overview

Home System Group (the “Company”), formerly known as Supreme Realty Investment, Inc., was incorporated under the laws of the State of Nevada. On August 4, 2006, the Company entered into an Exchange Agreement with Home System Group, Inc., (“HSGI”) and Oceanic International (“HK”) Limited. HSGI owns all of the issued and outstanding shares of Oceanic International (HK) Limited. HSGI was incorporated under the laws of the British Virgin Islands on February 23, 2003. Oceanic International (HK) Limited was incorporated under the laws of Hong Kong, on June 23, 2004. Oceanic International (HK) Limited is an enterprise integrating the selling, circulation and modern logistics of home appliance products. Oceanic International (HK) limited establishes strategic partnerships with some of the world famous enterprises. Oceanic International (HK) limited is the strategic partner of the world well-known home grill manufacture, Nexgrill Industries Inc., in the greater China area. Oceanic International (HK) limited is also one of the strategic partners of global famous retailer, Whalen Storage, in the greater China area. Products distributed by Oceanic International (HK) limited have already entered into the US, Germany, France, and Australia markets, and continuously expands to other neighboring countries.

RESULTS OF OPERATIONS

The following table presents the statement of operations for the nine months ended September 30, 2006 as compared to the comparable period of the nine months ended September 30, 2005. The discussion following the table is based on these results.

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005

Sales, net	$1,060,208	$350,058	$22,729,583	$6,722,567

Cost of sales	943,628	320,322	20,070,507	5,515,516
General and administrative expenses	273,441	7,462	912,257	124,715

INCOME(LOSS)FROM OPERATIONS	(156,861)	22,274	1,746,819	1,082,336

OTHER INCOME(EXPENSE)
Interest income	-	234	1,998	234
Finance costs	(63,423)	(22,027)	(285,138)	(183,623)
	(63,423)	(21,793)	(283,140)	(183,389)

NET INCOME	$(220,284)	$481	$1,463,679	$898,947

BASIC AND DILUTED EARNINGS(LOSS)
PER SHARE	$(0.02)	$-	$0.10	$0.11

BASIC AND DILUTED WEIGHTED
AVERAGE PER SHARE	14,753,987	8,000,000	14,753,987	8,000,000

Net Sales

Net Sales for the third quarter ended September 30, 2006, totaled $1,060,208, compared to $350,058 for the third quarter ended September 30, 2005, an increase of $710,150 or approximately 202.87%. The increase was due to the growth in sales and product recognition in the U.S market, even though the third quarter normally is the show quarter in the business.

Net sales for the nine months ended September 30, 2006 totaled $22,729,583 compared to $6,722,567 for the nine months ended September 30, 2005, an increase of $16,007,016 or approximately 238.11%. The increase was due to the sales growth in the gas grill products in the U.S market. The Company increased the purchasing orders from China and added more models to its inventory catalog.

Cost of Sales

Cost of sales for the quarter ended September 30, 2006 totaled $943,628, 89% of the net sales in the same period, compared to $320,322 for the third quarter ended September 30, 2005, or 91.5% of the net sales in the same period, a $623,306 increase, or approximately 194.59%. The increase was due to the growth in sales, and increase in the products sold. The cost to sales ratio has been reduced by 2.5%. The decrease in the cost to sales ratio was due to growth in the new product sales which brought a higher profit margin.

Cost of sales for the nine months ended September 30, 2006 totaled $20,070,507 compared to $5,515,516 for the nine months ended September 30, 2005, an increase of $14,554,991 or approximately 263.89%. The increase was due to increase in net sales and product sold for the nine months ended September 30, 2006.The cost to sales ratio for the nine months ended September 30, 2006, is 88.3% compared to 82.04% in the nine months ended September 30, 2005, a increase of 6.26%. The increase in gross margin was due to the decrease in material cost and the appreciation of RMB currency.

General and Administrative Expenses

Selling, general and administrative, and consulting fees for the quarter ended September 30, 2006 totaled $273,441, 25.8% of net sales in the same period, compared to $7,462, 2.1% of net sales for the quarter ended September 30, 2005, an increase of $265,949, or approximately 3,564.04%. The increase was due to marketing and corporate consulting expense.

Selling, general and administrative, and consulting fees for the nine months ended September 30, 2006 totaled $912,257, 4.01% of net sales in the same period, compared to $124,715, 1.86% of net sales for the nine months ended September 30, 2005, an increase of $787, 542, or approximately 631.47%. The increase in general and administrative expenses was primarily due to the increase in after market service provided by the company, accounting and, legal, and other professional consultant fees related to the SEC fillings.

Income (Loss) from Operations

Income (loss) from operations for the quarter ended September 30, 2006 totaled ($156,861), compared to $22,274 for the third quarter ended September 30, 2005, an decrease of $179,135 or approximately 804.23%. The decrease was due to the marketing and corporate consulting expenses occurred.

Income (loss) from operations for the nine months ended September 30, 2006 totaled $1,746,819 compared to $1,082,336 for the nine months ended September 30, 2005, an increase of $664,483 or approximately 61.39%. The increase was due to growth in net sales of gas grills.

Other Income (Expenses)

Other income (Expenses) for the quarter ended September 30, 2006 totaled ($63,423), compared to ($21,793) for the third quarter ended September 30, 2005, an increase of ($41,630) or approximately 191.02%. The increase in other expenses was due to the increased bank loan interests.

Other income (Expenses) for the nine months ended September 30, 2006 totaled ($283,140) compared to ($183,389) for the nine month ended September 30, 2005, an increase of $99,751, or approximately 54.39% The increase in the other expense was due to the increase of the bank loan interest.

Net Income

Net income (loss) for the quarter ended September 30, 2006, totaled ($220,284), compare to $481 for the quarter ended September 30, 2005, a decrease of ($220,765), or 45,897.09%. The decrease in net income was due to the marketing and corporate consulting fees occurred.

Net income (loss) for the nine months ended September 30, 2006 totaled $1,463,679 compared to $898,947 for the nine months ended September 30, 2005, an increase of $564,732 or approximately 62.82%. The increase in net income was primarily due to the increase in net sales.

Liquidity and Capital Resources

As of September 30, 2006, we had cash and cash equivalents of $315,154 as compared to $11,580 as of September 30, 2005. Cash flows from operating activities was $2,677,900 for the nine-month period ended September 30, 2006 as compared to $2,241,598 for the period ended September 30, 2005. Cash flows from financing activities was ($2,565,320) for the nine-month period ended September 30, 2006 as compared to ($2,230,642) for the period ended September 30, 2005. We expect that our cash and cash equivalents will be sufficient to satisfy our cash requirements for the next twelve months. On a long-term basis, our liquidity is dependent on successfully executing our business plan, receipt of revenues, and additional infusions of capital through equity and debt financing. Any funds raised from an offering of our equity or debt will be used to continue to develop and execute our business plan. However, there can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us.

We do not currently own any plant or significant equipment, and during 2006, we do not anticipate purchasing any plant or significant equipment, except as may be required if we cannot or choose not to register as an investment company under the 1940 Act. For more information, see “About the Investment Company Act of 1940." We do not anticipate incurring significant changes in the number of our employees.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

To the Company’s knowledge, no lawsuits were commenced against the Company during the three months ended September 30, 2006, nor did the Company commence any lawsuits during the same period. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

HOME SYSTEM GROUP
Date: November 18, 2006 By:	/s/ Wei Qui Li
Wei Qui Li, Executive Officer

/s/ Kin Wai Cheung
Kin Wai Cheung, Chief Financial Officer