Form 10KSB/A
period 2005-12-31
SUPREME REALTY INVESTMENTS, INC.
filed 2007-01-05
CIK 1172319

OMB APPROVAL
OMB Number 3235-0420
Expires: March 31, 2007
Estimated average burden hours per response: 1646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment 3

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Industrial Park Shagang Road. Gang Kou Town, Zhongshan, China (Address of principal executive offices)

86 755 83570142 (Issuer's telephone number)

Securities Issued under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Exchange on which registered
$0.001 par value, common	Over-the-Counter Bulletin Board(OTCBB)

Securities Issued under Section 12(g) of the Exchange Act: None

Title of Class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒࿠࿠࿠ No ྑ

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

On May 10, 2006 the Company retained Pollard-Kelley Auditing Services, Inc. to serve as the Company’s principal independent accountant.

Item 8A. Controls And Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2005, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of the our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of the fiscal year covered by this Annual Report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 10. Executive Compensation

The following table provides information about the compensation received during the last five fiscal years by the Company’s executive officers.

SUMMARY COMPENSATION TABLE
Name & Position(3)	Year	Annual Compensation			Long-Term Compensation			All Other Compensation
					Awards		Payouts
		Salary	Bonus	Other	Securities Granted Under Options/SARS	Restricted Shares or Units	LTIP Payouts

Thomas Elliott, CEO	2005	Nil	Nil	Nil	Nil	Nil	Nil	$ 32,395
	2004	Nil	Nil	Nil	10,000,000	Nil	Nil	28,758
	2003	Nil	Nil	Nil	Nil	6,979,635(1)	Nil	13,765
	2002	Nil	Nil	Nil	Nil	6,979,635(1)	Nil	Nil
	2001	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Jean LeRoy, CFO	2005	Nil	Nil	Nil			Nil	Nil
	2004	Nil	Nil	Nil	4,000,000	Nil	Nil	Nil
	2003	Nil	Nil	Nil	Nil	6,142,078(2)	Nil	Nil

(1)	5,000,000 shares of Supreme Property, Inc. exchanged for 6,979,635 shares of Supreme Realty Investments, Inc. in the merger.

(2)	4,000,000 shares of Supreme Property, Inc. exchanged for 6,142,078 shares of Supreme Realty Investments, Inc. in the merger.

(3)	Both Mr. Elliot and Mr. LeRoy resigned their respective positions in April 2006.

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

Item 12. Certain Relationships and Related Party Transactions

None.

Item 13. Exhibits

a. Exhibits

Exhibit Number	Exhibit Title
3.1	Articles of Incorporation, (incorporated by reference from our Form S-4 A/12, filed August 18, 2004)
3.2	Articles of Amendment (incorporated by reference from our Form S-4 A/12, filed August 18, 2004)
3.2	Bylaws (incorporated by reference from our Form S-4 A/12 Registration Statement, filed August 18, 2004)
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

SUPREME REALTY INVESTMENTS, INC.

Date: January 5, 2007

By:	/s/ Li Wei Qiu
Li Wei Qiu
Chief Executive Officer, Director
Date: January 5, 2007

By:	/s/ Kin Wai Cheung
Kin Wai Cheung
Chief Financial Officer, Director