Form 10KSB/A
period 2005-12-31
SUPREME REALTY INVESTMENTS, INC.
filed 2007-01-08
CIK 1172319

OMB APPROVAL
OMB Number 3235-0420
Expires: March 31, 2007
Estimated average burden hours per response: 1646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment 4

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

Title of Class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

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

SUPREME REALTY INVESTMENTS, INC.
Date: January 8, 2007 By:	/s/ Li Wei Qiu
Li Wei Qiu
Chief Executive Officer, Director

Date: January 8, 2007 By:	/s/ Kin Wai Cheung
Kin Wai Cheung
Chief Financial Officer, Director