Form 10KSB
period 2006-12-31
Home System
filed 2007-03-29
CIK 1172319

OMB APPROVAL
OMB Number 3235-0420
Expires: March 31, 2007
Estimated average burden hours per response: 1646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the annual period ended	December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from	to

Commission file number	000-49770

HOME SYSTEM GROUP (Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	43-1954776 (IRS Employer Identification No.)

No. 5A, Zuanshi Ge, Fuqiang Yi Tian Ming Yuan, Fu Tian Qu, Shenzhen City, P.R. China (Address of principal executive offices)

86 755 83570142 (Issuer's telephone number)

Securities Issued under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Exchange on which registered
$0.001 par value, common	Over-the-Counter Bulletin Board(OTCBB)

Securities Issued under Section 12(g) of the Exchange Act: None

Title of Class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Issuer’s revenues for the fiscal year ended December 31, 2006, were $26,391,044.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer as of March 20, 2007, based upon the last reported sales price on the OTCBB was $65,222,693.

(APPLICABLE ONLY TO CORPORATE ISSUERS)

The Issuer’s common stock outstanding as of March 21, 2007 was 62,297,949 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

None

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

HOME SYSTEM GROUP

10-KSB

FOR THE YEAR ENDED DECEMBER 31, 2006

PART I

Item 1. Description of Business

Overview

We were organized February 9, 2000, under the laws of the State of Nevada with the name of Coronation Acquisition Corp. (the “Company”). In March 31, 2003, the Company entered into an Agreement and Plan of Exchange and Reorganization with Supreme Property, Inc, an Illinois corporation, and began to operate under the name of Supreme Realty Investment, Inc (“Supreme”). On August 4, 2006, Supreme acquired Home System Group, Inc. (“HSGI”) and its wholly owned operating subsidiary, Oceanic International (HK) Limited (“Oceanic” or “OCIL”), a company organized under the law of Hong Kong. On September 28, 2006, we filed a certificate of amendment to our articles of incorporation with the Nevada Secretary of State to Change our name from “Supreme Realty Investment, Inc.” to “Home System Group”. Through Oceanic, the Company distributes home appliance products such as grills, home use water pumps, blenders, electric fans, heaters, laser printers and other electronic and environmental friendly products.

History

On April 11, 2006, Supreme entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Thomas Elliot, Jean LeRoy, Jimmy Harvey and Zujun Xu. Pursuant to the terms and conditions of the Stock Purchase Agreement, Zujun Xu acquired from Thomas Elliot, Jean LeRoy, and Jimmy Harvey approximately 70.6% of the issued and outstanding shares of common stock of Supreme.

On May 4, 2006, the Company entered into a Subscription Agreement with Yujiao Xiong, Youming Xiong, Chaohui Wu, Pingxin Liu, Bo Chen, Wei Liu, Juhua Wang, Shaoke Chen, Hanping Lee, and Mingtung Chen (collectively referred to herein as “Investors”). Pursuant to the terms of the Subscription Agreement, the Company issued and sold 55,000,000 shares of its common stock to the Investors in a private placement exempt from the registration requirements of Section 5 of the Securities Act of 1933.

Immediately prior to the closing of the Transaction, Thomas Elliot served as the sole member of the Board of Directors of the Company (the “Board of Directors”). Pursuant to the terms and conditions set forth in the Stock Purchase Agreement, immediately following the closing of the Transaction, (1) Zujun Xu, was appointed to the Board of Directors, (2) Thomas Elliot tendered an undated resignation from the Board of Directors, with the understanding that such resignation would be accepted at a future date, to be determined by Zujun Xu, after the closing of the Transaction.

On August 4, 2006, the Company acquired HSGI. Under the terms of the merger agreement, the stockholders of HSGI received 8,000,000 shares of our common stock of for 100% of HSGI’s outstanding common stock. Following the merger, on September 28, 2006, we filed a certificate of amendment to our articles of incorporation with the Nevada Secretary of State to change our name from “Supreme Realty Investment, Inc.” to “Home System Group”.

  On August 16, 2006 Zujun Xu resigned all corporate offices and as a Director of the Company. On August 17, 2006 Mr. Li Wei Qiu was appointed Chief Executive Officer, Mr. Cheung Kin Wai was appointed Chief Financial Officer and Ms. Liu Jing was appointed Secretary. On same day, the Board of Directors appointed Li Wei Qiu and Cheung Kin Wai to serve as a member of the Board of Directors of the Company, with Li Wei Qiu serving as Chairman of the Board of Directors.

On July 26, 2006 we filed a certificate of amendment to our incorporation with the Nevada Secretary of State to affect a one (1) for ten (10) reverse stock split.

HSGI

Home System Group, Inc. (“HSGI”) was incorporated with limited liability in the British Virgin Islands on February 28, 2003. On June 30, 2006 HSGI acquired all the issued and outstanding stock of Oceanic International (HK) Limited (“OCIL”).

OCIL

OCIL is a company organized under the laws of Hong Kong, China since June 23rd, 2004. OCIL is a distributor of home appliance products, such as grills, home use water pumps, blenders, electric fans, heaters, laser printers, and other electronics and environmental protection products. OCIL has established strategic partnerships with some of the world famous enterprises. OCIL is the strategic partner of the well-known global home grill manufacture, Nexgrill Industries Inc., in the greater China area. OCIL is also one of the strategic partners of a well-known global retailer, Whalen Storage, in the greater China area. Products distributed by OCIL have already entered into the US, Germany, France, and Australia markets, and continuously expands to other neighboring countries. OCIL does not have a R&D Department and does not initiate any advertising or promotion activities on the products because OCIL is not the manufacturer.

Industry

The Company is part of the hardware industry. The hardware category is one of the largest international trading industries with an annual trade volume of 600 billion USD. Product from this industry included industrial and domestic hardware tools, construction hardware, general hardware, kitchen appliances and stainless steel products as well as some light-duties machinery/equipments. With the decrease of trade barriers and a strong economic outlook, international trade is playing an increasingly important role in our daily social and economic life. China has become one of the main manufacturers for hardware products with an annual growth rate of 15%, industry output of 200 billion USD, exports of 30 billion USD.

According to statistical studies by China National Hardware Electric and Chemical Products Commercial Association, the Chinese hardware industry consists of 40 thousand hardware manufacturers with export volume of more than 5 million RMB, 100 thousand other small hardware manufacturers, more than 200 thousand hardware retailers and approximately 1,000 large hardware retailers.

Statistics from the Chinese Custom’s Office indicated 2004 hardware import and export total volume is 25 billion USD, 20.2% higher than the previous year. In which 18 billion USD was exported to more than 100 countries/locations including but not limited to the United States, Hong Kong SAR, Germany, Japan, the United Kingdom, Canada, Holland, France, Taiwan (China), Saudi Arabia.

Hardware import and export trade volume amounted to 38.6 billion USD in 2005, an increase of 23.63% from 2004. Export was at 30.5 billion USD, an increase of 26.44%, and import was at 8.08 billion, an increase of 14.08%. The number of trading partners has increased to 219 countries/locations in 2005, and the US, Japan, Hong Kong SAR, Germany, and the UK are still the top 5 trading partners in this industry.

Business Strategy

Our short to mid-term strategic plan is to focus on market expansion in Europe and North America. To achieve this goal, we plan to sell additional product lines and acquire manufacturers of the home appliance products in China. Our long-term strategic goal is to establish strategic partnerships with more client companies, expand the market to other Asian countries, and become the leading distributor of home appliance products in China.

Strategic Alliance Relations

We continue to build upon our current marketing network abroad in the United States, Europe and Australia. Our focus is to increase market share and brand name recognition by developing strategic trading partnerships with our existing customers and to develop new customers.

Strengthen Core Competitive Advantages and Expand Operations

We intend to expand our strategic alliances, our reach to potential customers and increase our market shares. We plan to focus on research and development for environmental friendly and energy efficient products lines and becoming a leader in the industry. We plan to expand our production capacity, perfecting our management systems and process re-engineering.

Form branding strategy, diversify our market globally

Once we have achieved the first two steps, we will then develop markets domestically by establishing a marketing network in Southeast Asia and China; to create a true international marketing network across North America, Europe, Oceania, and Asia. Concurrently, reaching the goal of being an international company by diversify our products and markets

Principal Suppliers and Customers

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

Employees

As of December 31, 2006, we had 10 employees, six of which are full time

Subsequent Events

On January 31, 2007, we completed the acquisition of Holy (HK) Limited, a Hong Kong holding company that owns 100% of Oceanic Well Profit, Inc., a manufacturer of gas grills. The Company issued 42,500,000 newly issued shares of the Company’s common stock and US$3,000,000 for all of the issued and outstanding shares of common stock of Holy (HK) Limited.

Item 2. Description of Property

As of December 31, 2006 we did not own any real estate properties. OCIL used a shareholders’ office at No. 264-298 Qingshan Road, Nanfeng Center Suite 1905, Quanwan Xingjie, Hong Kong at no cost to OCIL. Our US office is located at 633 W. 5th Street, Los Angeles, Ca 90071, and the rent is approximately $ 1,200 per month. There are no written lease agreements as of December 31, 2006.

Item 3. Legal Proceedings

The Company is not aware of any current, pending, or threatened litigation or proceedings that could have a material adverse effect on its results of operations, cash flows or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

The holders of a majority of the outstanding shares of common stock of the Company (10,700,000 shares out of the 19,797,949 shares were then issued and outstanding), in a written consent dated as of November 28, 2006 consented to the Company acquiring all of the issued and outstanding equity of Holy (H.K) Limited, (“HHKL”), which owns 100% of the issued and outstanding equity of Oceanic Well Profit Inc., thereby becoming a wholly owned subsidiary of the Company, in exchange for the issuance to the shareholders of HHKL an aggregate of 42,500,000 shares of restricted Common Stock of the Company and cash consideration of $3,000,000.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market information

Our common stock trades under the symbol HSYT.OB on the Over-the-Counter Bulletin Board Electronic Quotation System maintained by the National Association of Securities Dealer, Inc. Following is information about the range of high and low bid prices for our common stocks for the each fiscal quarters listed below. On July 26, 2006 we conducted one (1) for ten (10) reverse split of our Common Stock. The prices below reflect such reverse stock split. These quotations reflect inter-dealer prices, without retail make-up, make-down or commissions, and may not necessarily represent actual transactions.

Quarter Ended	High-Bid Quotation	Low Bid Quotation
March 30, 2005	N/A	N/A
June 30, 2005	5.50	.85
September 30, 2005	3.50	.60
December 31, 2005	2.70	.55

March 31, 2006	1.00	.30
June 30, 2006	1.20	.23
September 30, 2006	1.49	.20
December 31, 2006	1.4	.25

Holders

As of March 21, 2007, there were approximately 75 holders of record of our common stock, however, we believe that there are additional beneficial owners of our common stock who own their shares in “street name”.

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

Equity Compensation Plans

The following table includes the information as of the end of the most recently completed fiscal year for each category of equity compensation plan of the Company:
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,000,000	$.25	0
Equity compensation plans not approved by security holders	0	0	0
Total	5,000,000	$.25	0

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Information required hereunder has been included in a Current Report on Form 8-K.

Item 6. Management’s Discussion And Analysis

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-KSB. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in “Risk Factors” and elsewhere in this Form 10-KSB.

FORWARD LOOKING STATEMENTS

This Annual Report contains statements that involve expectations, plans or intentions (such as those relating to future business or financial results, new features or services, or management strategies). These statements are forward-looking and are subject to risks and uncertainties, so actual results may vary materially. You can identify these forward-looking statements by words such as “may,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. You should consider our forward-looking statements in light of the risks discussed herein, as well as our financial statements, related notes, and the other financial information appearing elsewhere in this Annual Report and our other filings with the Commission. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth herein. Except as required by law or regulation, we assume no obligation to update any forward-looking statements.

Background

Through Oceanic International (HK) Limited, we distribute home appliance products, such as grills, home use water pumps, blenders, electric fans, heaters, laser printers, and other electronics and environmental protection products.

Our short to mid-term strategic plan is to focus on market expansion in Europe and North America. To achieve this goal, the Registrant plans to sell more new brand products and start acquiring some manufacturers of the home appliance products in China. The Registrant’s long-term strategic goal is to establish strategic partnerships with more client companies, expands the market to other Asia countries, and becoming the leader distributor of the home appliance products in China.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The following policies, we believe, are our most critical accounting policies, are important to our financial position and results of operations, and require significant judgment and estimates on the part of management. Those policies, that in the belief of management are critical and require the use of judgment in their application, are disclosed on Form 10KSB for the year ended December 31, 2006. Since December 31, 2006, there have been no material changes to our critical accounting policies.

We have identified the following policies as critical to our business and the understanding of its results of operations. The impact of these policies is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where these policies affect reported and anticipated financial results. Preparation of this report requires our use of estimates and assumptions that affect the reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported revenue and expense amounts for the periods being reported. On an ongoing basis, we evaluate these estimates, including those related to the valuation of accounts receivable, and the potential impairment of long lived assets. We base the estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Revenue Recognition

In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, the Company recognizes revenue when persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, receipt of goods by customer occurs, the price is fixed or determinable, and the sales revenues are considered collectible. Subject to these criteria, the Company generally recognizes revenue at the time product is shipped to the customer.

The Company follows Emerging Issues Task Force (“EITF”) No. 99-19, Reporting Revenue as a Principal versus Net as an Agent. Under the guidance of this EITF, the assessment of whether revenue should be reported gross with separate display of cost of sales to arrive at gross profit should be based on the following considerations: the Company acts as principal in the transaction, takes title to the products and has risk and rewards of ownership (such as the risk of loss for collection, delivery or returns). Based on EITF No. 99-19, the Company recognizes all revenue on a gross basis.

Results of Operations for the Year Ended December 31, 2006 compared to the year ended December 31, 2005

Net Sales

Net sales for 2006 totaled $26,391,044 compared to $11,130,194 for 2005, an increase of $15,260,850, or approximately 137.11%. The increase in 2006 was due to the Company entering into its second full year of operations with a more established sales channel and more developed relationship with our customers.

Cost Of Sales

Cost of sales for 2006 totaled $23,736,261 or approximately 89.94% of net sales, compared to $9,370,917, or approximately 84.19% of net sales, for 2005. This increase in cost of sales as a percentage of net sales was due to the following two main factors: first, we changed during 2006 in order to improve the quality of the products being distributed which resulted in increased in cost; secondly, due to the increase of the exchange rate for RMB.

General and Administrative Expenses

General and administrative expenses for 2006 totaled $992,379 or approximately 3.76 % of net sales, compared to $167,887 or approximately 1.50% of net sales, for 2005. This increase in general administrative expense was due to the following reasons: (1) we incurred $700,000 of consulting expenses during 2006, and (2) increase in operations lead to an over-all increase in general and administrative expenses.

Income (Loss) From Operations

Income from operations in 2006 was $1,662,404 as compared to income from operations of $1,591,390 for 2005, an increase of $71,014, or approximately 4.46%. This increase was due to the increase in sales volume which has increased our net sales, however, this was offset by an increase in stocking prices, costs of sales and operating expenses. Hence the growth in income from operations is less then the growth rate for net sales.

Interest Expense

Interest expense for 2006 totaled $313,784 compared to $246,233 for 2005, an increase of $67,551. The increase in interest expense was due to the increased utilization of the line of credit during the year ended December 31, 2006.

Net Income

Net income (loss) was $1,353,803 for 2006 compared to net income of $1,345,778 for 2005, an increase of $8,025. The increase was due to the growth in net sales, but because of an increase in operating expenses and financing expenses incurred as a result of the increase in stocking/buy-in price, we experienced a relatively low growth rate in the net income when compared to the growth rate in net sale.

Liquidity and Capital Resources

For the years ended December 31, 2006 and December 31, 2005, net cash provided by (used by) operating activities totaled $1,985,779 and ($339,650) respectively. This change relates directly to the following factors: increase in net sales, a decreased in accounts receivable, an increase in trade deposit, and an increase in account payable.

For the year ended December 31, 2006, net cash provided by investing activities was $98,873 compare to 0 cash provided by investing activities in 2005. This increase was due to $100,000 of cash acquired in the merger with Home System Group, offset by capital expenditures of $1,127.

For the year ended December 31, 2006, and 2005, net cash provided by (used in) financing activities totaled ($2,122,738) and $442,727 respectively. The net cash used in financing activities during 2006 was a result of repayment of the bank loan in the amount of $3,030,836 and in advance to directors of $53,922 offset by proceeds from bank loan in the amount of $962,020.

As of the year ended December 31, 2006, our unrestricted cash resources were $65,615 as compared to $103,701 as of the year ended December 31, 2005. We believe that the company will have sufficient funds to meet all the obligations that are due in the next year.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to its stockholders.

Risks associated with our Common Stock

There is a limited public market for our common stock

There is currently a limited public market for the common stock. Holders of our common stock may, therefore, have difficulty selling their common stock, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares of common stock, which may be purchased may be sold without incurring a loss. Any such market price of the common stock may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the common stock in the future. Further, the market price for the common stock may be volatile depending on a number of factors, including business performance, industry dynamics, news announcements or changes in general economic conditions.

Our common stock may be deemed penny stock with a limited trading market.

Our common stock is currently listed for trading in the Over-The-Counter Market on the NASD Electronic Bulletin Board or in the “pink sheets” maintained by the National Quotation Bureau, Inc., which are generally considered to be less efficient markets than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the “penny stock rules” adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade “penny stock” because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the “penny stock rules,” investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the Over-The-Counter Market, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

We do not intend to pay dividends on our common stock

We have never paid dividends in the past and there are no plans for paying dividends in the foreseeable future. We intend to retain earnings, if any, to provide funds for the implementation of our new business plan.  We do not intend to declare or pay any dividends in the foreseeable future.  Therefore, there can be no assurance that holders of common stock will receive any additional cash, stock or other dividends on their shares of common stock until we have funds, which the Board of Directors determines, can be allocated to dividends.

Risks related to doing business in China

Our business operations take place primarily in China. Because Chinese laws, regulations and policies are continually changing, our Chinese operations will face several risks summarized below.

Limitations on Chinese economic market reforms may discourage foreign investment in Chinese businesses

The value of investments in Chinese businesses could be adversely affected by political, economic and social uncertainties in China. The economic reforms in China in recent years are regarded by China's central government as a way to introduce economic market forces into China. Given the overriding desire of the central government leadership to maintain stability in China amid rapid social and economic changes in the country, the economic market reforms of recent years could be slowed, or even reversed.

Any change in policy by the Chinese government could adversely affect investments in Chinese businesses

Changes in policy could result in imposition of restrictions on currency conversion, imports or the source of suppliers, as well as new laws affecting joint ventures and foreign-owned enterprises doing business in China. Although China has been pursuing economic reforms for the past two decades, events such as a change in leadership or social disruptions that may occur upon the proposed privatization of certain state-owned industries could significantly affect the government's ability to continue with its reform.

We face economic risks in doing business in China

As a developing nation, China's economy is more volatile than that of developed Western industrial economies. It differs significantly from that of the U.S. or a Western European Country in such respects as structure, level of development, capital reinvestment, resource allocation and self-sufficiency. Only in recent years has the Chinese economy moved from what had been a command economy through the 1970s to one that during the 1990s encouraged substantial private economic activity. In 1993, the Constitution of China was amended to reinforce such economic reforms. The trends of the 1990s indicate that future policies of the Chinese government will emphasize greater utilization of market forces. For example, in 1999 the Government announced plans to amend the Chinese Constitution to recognize private property, although private business will officially remain subordinated to the state-owned companies, which are the mainstay of the Chinese economy. However, there can be no assurance that, under some circumstances, the government's pursuit of economic reforms will not be restrained or curtailed. Actions by the central government of China could have a significant adverse effect on economic conditions in the country as a whole and on the economic prospects for our Chinese operations.

The Chinese legal and judicial system may negatively impact foreign investors

In 1982, the National People's Congress amended the Constitution of China to authorize foreign investment and guarantee the "lawful rights and interests" of foreign investors in China. However, China's system of laws is not yet comprehensive. The legal and judicial systems in China are still rudimentary, and enforcement of existing laws is inconsistent. Many judges in China lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the Chinese judiciary is relatively inexperienced in enforcing the laws that do exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. China's legal system is based on written statutes; a decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may be varied to reflect domestic political changes.

The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. However, the trend of legislation over the last 20 years has significantly enhanced the protection of foreign investment and allowed for more control by foreign parties of their investments in Chinese enterprises. There can be no assurance that a change in leadership, social or political disruption, or unforeseen circumstances affecting China's political, economic or social life, will not affect the Chinese government's ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on our business and prospects.

The practical effect of the People's Republic of China legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the several states. Similarly, the People's Republic of China accounting laws mandate accounting practices, which are not consistent with U.S. Generally Accepted Accounting Principles. China’s accounting laws require that an annual "statutory audit" be performed in accordance with People's Republic of China accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People's Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities, at the risk of business license revocation. Second, while the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign- Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Generally, the Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden applying Chinese substantive law. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the "United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958)." Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

Economic Reform Issues

Although the Chinese government owns the majority of productive assets in China, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

-	We will be able to capitalize on economic reforms;
-	The Chinese government will continue its pursuit of economic reform policies;
-	The economic policies, even if pursued, will be successful;
-	Economic policies will not be significantly altered from time to time; and
-	Business operations in China will not become subject to the risk of nationalization.

Since 1979, the Chinese government has reformed its economic systems. Because many reforms are unprecedented or experimental, they are expected to be refined and improved. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. This refining and readjustment process may negatively affect our operations.

Over the last few years, China's economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government recently has taken measures to curb this excessively expansive economy. These measures have included devaluations of the Chinese currency, the Renminbi (RMB), restrictions on the availability of domestic credit, reducing the purchasing capability of certain of its customers, and limited re-centralization of the approval process for purchases of some foreign products. These austerity measures alone may not succeed in slowing down the economy's excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets.

To date reforms to China's economic system have not adversely impacted our operations and are not expected to adversely impact operations in the foreseeable future; however, there can be no assurance that the reforms to China's economic system will continue or that we will not be adversely affected by changes in China's political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

Risk Factors Associated with Our Business

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

We Are Highly Dependent upon the Continued Services of the Executive Officers and the Loss of Key Personnel Could Affect the Ability to Successfully Grow Our Business.

OCIL is highly dependent upon the services of its senior management team, particularly Cheung Kin Wai and Li Wei Qiu. The permanent loss for any of the key executives could have a material adverse effect upon the operating results. We may not be able to locate suitable replacements for our executives if their services were lost. We do not maintain key man life insurance on any of these individuals.

With the markets being highly competitive, We may not be able to compete successfully

      There are many companies currently existing which directly compete with our existing business. Many of our competitors have substantially greater revenues and financial resources than we do. We may not be able to compete favorably and increased competition may substantially harm our business, business prospects and results of operations. If we are not successful in our target markets, our sales could decline, our margins could be negatively impacted and we could lose market share, any of which could materially harm our business, results of operations and profitability.

We are susceptible to a material decrease in business if our customers decide not to utilize our services

Our customers might utilize the services of a different distributor or they might or directly import the products themselves from China. If we were to lose one of our major customers our revenues will materially decrease. In such event, we must establish our own production facilities in China, to facilitate a vertical integration with production being part of our operation. There is no guarantee that we will be able to establish our own production facility and if we do there is no guarantee that we will be successful.

Item 7. Financial Statements

HOME SYSTEM GROUP (formerly SUPREME REALTY INVESTMENTS, INC.)
AND SUBSIDIARIES

FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

HOME SYSTEM GROUP (formerly SUPREME REALTY INVESTMENTS, INC.)
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Home System Group (formerly Supreme Realty Investments, Inc.)
and Subsidiaries
Hong Kong

We have audited the accompanying consolidated balance sheets of Home System Group (formerly Supreme Realty Investments, Inc.) and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Home System Group (formerly Supreme Realty Investments, Inc.) and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ MORISON COGEN LLP

Bala Cynwyd, Pennsylvania
March 5, 2007

HOME SYSTEM GROUP (formerly SUPREME REALTY INVESTMENTS, INC.)
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	2006	2005

ASSETS

CURRENT ASSETS
Cash	$65,615	$103,701
Accounts receivable - Net of allowance for doubtful
accounts of $58,012 and $-0-	1,886,349	3,962,986
Trade deposits	2,903,959	2,208,079
Due from directors	7,629	-
Due from related party	2,344,415	-
	7,207,967	6,274,766

PROPERTY AND EQUIPMENT	996	-

TOTAL ASSETS	$7,208,963	$6,274,766

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank loans	$962,020	$3,030,836
Accounts payable and accrued expenses	2,474,180	1,578,677
Due to directors	8,624	54,917

TOTAL LIABILITIES	3,444,824	4,664,430

STOCKHOLDERS' EQUITY

COMMON STOCK - $0.001 par value; 200,000,000 shares
authorized, 19,797,949 and 8,000,000 shares issued
and outstanding	19,798	8,000

ADDITIONAL PAID-IN CAPITAL	1,680,204	(7,998)

NOTE RECEIVABLE FOR STOCK ISSUANCE	(900,000)	-

RETAINED EARNINGS	2,964,137	1,610,334

TOTAL STOCKHOLDERS' EQUITY	3,764,139	1,610,336

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,208,963	$6,274,766

See accompanying notes to consolidated financial statements.

HOME SYSTEM GROUP (formerly SUPREME REALTY INVESTMENTS, INC.)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

NET SALES	$26,391,044	$11,130,194

OPERATING EXPENSES
Cost of net sales	23,736,261	9,370,917
General and administrative expenses	992,379	167,887
	24,728,640	9,538,804

INCOME FROM OPERATIONS	1,662,404	1,591,390

OTHER INCOME (EXPENSE)
Finance costs	(313,784)	(246,233)
Interest income	5,183	621
	(308,601)	(245,612)

NET INCOME	$1,353,803	$1,345,778

BASIC AND DILUTED EARNINGS PER SHARE	$0.08	$0.17

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES	16,047,950	8,000,000

See accompanying notes to consolidated financial statements.

HOME SYSTEM GROUP (formerly SUPREME REALTY INVESTMENTS, INC.)
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2006 AND 2005

			Additional	Note Receviable
	Number	Common	Paid-in	for Stock	Retained
	of Shares	Stock	Capital	Issuance	Earnings	Total

BALANCE AT JANUARY 1, 2005	2,000	$2	$-	$-	$1,610,334	$1,610,336

Retroactive recapitalization	7,998,000	7,998	(7,998)	-	-	-

BALANCE AT DECEMBER 31, 2005	8,000,000	8,000	(7,998)	-	1,610,334	1,610,336

Issuance of common stock at merger and note
receivable acquired in merger	6,797,949	6,798	993,202	(900,000)	-	100,000

Issuance of common stock for services	5,000,000	5,000	695,000	-	-	700,000

Net income for the year ended December 31, 2006	-	-	-	-	1,353,803	1,353,803

BALANCE AT DECEMBER 31, 2006	19,797,949	$19,798	$1,680,204	$(900,000)	$2,964,137	$3,764,139

See accompanying notes to consolidated financial statements.

HOME SYSTEM GROUP (formerly SUPREME REALTY INVESTMENTS, INC.)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,353,803	$1,345,778
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Depreciation	131	-
Common stock issued for services	700,000	-
(Increase) decrease in assets
Trade deposits	(3,040,295)	(666,269)
Accounts receivable	2,076,637	(2,262,800)
Increase in liabilities
Accounts payable and accrued expenses	895,503	1,243,641

Net cash provided by (used in) operating activities	1,985,779	(339,650)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,127)	-
Cash acquired in merger	100,000	-

Net cash provided by investing activities	98,873	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in due to/from directors	(53,922)	63,589
Proceeds from bank loans	962,020	13,401,892
Repayment of bank loans	(3,030,836)	(13,022,754)

Net cash provided by (used in) financing activities	(2,122,738)	442,727

NET INCREASE (DECREASE) IN CASH	(38,086)	103,077

CASH - BEGINNING OF PERIOD	103,701	624

CASH - END OF PERIOD	$65,615	$103,701

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Cash paid during the period for:
Interest	$313,784	$183,623

Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Trade deposits were transferred to a related party.	$2,344,415	$-

See accompanying notes to consolidated financial statements.

HOME SYSTEM GROUP (formerly SUPREME REALTY INVESTMENTS, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On August 4, 2006, Supreme Realty Investments, Inc. (“Supreme”), a public shell company, acquired HSGI. Under the terms of the merger agreement, the stockholders of HSGI received 8,000,000 (post reverse stock split) shares of common stock of Supreme for 100% of HSGI’s outstanding common stock. Following the merger, the Company changed its name to Home System Group (“HSG”). Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination. That is, the share exchange is equivalent to the issuance of stock by HSGI for the net monetary assets of Supreme, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange will be identical to that resulting from a reverse acquisition, except no goodwill will be recorded. Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, Supreme, are those of the legal acquiree which are considered to be the accounting acquirer, HSGI. Shares and per share amounts stated have been adjusted to reflect the merger.

Principle of Consolidation

The accompanying consolidated financial statements include the accounts of Home System Group and its wholly-owned subsidiaries. All inter-company transactions have been eliminated in consolidation.

Nature of Business

Home System Group and Subsidiaries (the “Company”) distributes home appliance products; such as, grills, home use water pumps, blenders, electric fans, heaters, laser printers, and other electronic and environmentally-friendly products.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates based on management’s knowledge and experience. Accordingly, actual results could differ from those estimates.

HOME SYSTEM GROUP (formerly SUPREME REALTY INVESTMENTS, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

The Company follows the Statement of Financial Accounting Standard (“SFAS”) No. 130, Reporting Comprehensive Income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Since the Company has no items of other comprehensive income, comprehensive income is equal to net income.

Fair Value of Financial Instruments

The fair value of financial instruments classified as current assets or liabilities, including cash, trade deposits, receivables, payables and due to director, approximates carrying value due to the short-term maturity of the instruments. The carrying value of the bank loans approximates fair value since the interest rate associated with the debt approximates the current market interest rate.

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash and accounts receivable. The Company places its temporary cash investments with high credit quality financial institutions to limit its credit exposure. Concentrations of credit risk with respect to accounts receivable are limited since the Company performs ongoing credit evaluations of its customers’ financial condition and due to the generally short payment terms.

Accounts Receivable

In the normal course of business, the Company provides credit to its customers and evaluates the status of outstanding balances on a regular basis. As amounts become uncollectible, they are charged to an allowance for doubtful accounts or operations in the period when a determination of uncollectibility is made. The allowance for doubtful accounts is adjusted periodically based upon a review of the outstanding receivables.

HOME SYSTEM GROUP (formerly SUPREME REALTY INVESTMENTS, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, the Company recognizes revenue when persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, receipt of goods by customer occurs, the price is fixed or determinable, and the sales revenues are considered collectible. Subject to these criteria, the Company generally recognizes revenue at the time product is shipped to the customer.

The Company follows Emerging Issues Task Force (“EITF”) No. 99-19, Reporting Revenue as a Principal versus Net as an Agent. Under the guidance of this EITF, the assessment of whether revenue should be reported gross with separate display of cost of sales to arrive at gross profit should be based on the following considerations: the Company acts as principal in the transaction, takes title to the products and has risk and rewards of ownership (such as the risk of loss for collection, delivery or returns). Based on EITF No. 99-19, the Company recognizes all revenue on a gross basis.

Earnings Per Share

The Company follows SFAS No. 128, Earnings Per Share, resulting in the presentation of basic and diluted earnings per share. Because the Company had no outstanding common stock equivalents, the amounts reported for basic and dilutive earnings per share were the same.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Under the liability method, deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Advertising Costs

Advertising costs are expensed as incurred.

HOME SYSTEM GROUP (formerly SUPREME REALTY INVESTMENTS, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Shipping and Handling Fees and Costs

The Company follows Emerging Issues Task Force (“EITF”) No. 00-10, Accounting for Shipping and Handling Fees and Costs. The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling costs as part of the cost of goods sold. For the periods ended December 31, 2006 and 2005, shipping and handling costs were $261,142 and $123,070.

Product Warranties

The manufacturers of the products that the Company sells extend product warranties; however, the Company does not offer its own warranty to its customers.

Foreign Currency Translation

The Company maintains its accounts in its functional currency which is the U.S. dollar. Gains and losses from foreign currency transactions such as those resulting from settlement of foreign receivables or payables are included in the statements of operations.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company does not believe that the adoption of FIN 48 will have a material impact on their consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. The Company is required to adopt the provisions of SAB No. 108 in fiscal 2006. The adoption of SAB No. 108 did not have a material impact on their consolidated financial statements.

HOME SYSTEM GROUP (formerly SUPREME REALTY INVESTMENTS, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 and will become effective beginning with the first quarter of 2008. The Company has not yet determined the impact the adoption of SFAS No. 157 on their consolidated financial statements and footnote disclosures.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for the Company beginning with the first quarter of 2008. The Company has not yet determined the impact of the adoption of SFAS No. 159 on its financial statements and footnote disclosures.

NOTE 2 - TRADE DEPOSITS

Amounts represent deposits held by suppliers to be applied against future purchases by the Company.

NOTE 3 - DUE FROM RELATED PARTY

As of December 31, 2006, the Company has a due from Oceanic Well Profit Inc. (prior to merger) of $2,344,414.25USD. This amount was originally a prepaid expense by the Company in 2006 to the following suppliers: Zhangshan Food Import and Export Company, Zhangshan Guang Yu Import and Export Company, Zhangshan Yu Liang Trading Co, ZhangShan Tai Quan Import and Export Company. In September 2006, the Company terminated its business relation with those companies, and thus this amount was due to be returned to the Company. The Company instructed that these suppliers repay such amount to Oceanic Well Profit. There are no stated interest or repayment terms associated with this transferred amount.

During 2005 Mr. Li Wei Qiu (CEO of the Company) loaned the Company $10,081.12 to pay for certain expenses incurred by the Company. During 2006 the Company repaid this amount and loaned Mr. Qui $7,629, which remained due as of December 31, 2006. There were no stated interest or repayment terms. Mr. Qui repaid this amount to the Company in January 2007.

NOTE 4 - DUE TO DIRECTOR

During 2005 Mr. Kin Wai Cheung loaned the Company $43,556 to pay for certain expenses incurred by the Company. Since that date the Company has repaid all of the loan except for $8,624 which remained outstanding as of December 31, 2006. There were no stated interest or repayment terms.

NOTE 5 - BANK LOANS

In January 2005 the Company entered into a new agreement with its existing bank under which the bank increased the Export Packing Loan credit line from $2,000,000 to $4,000,000 and maintained the Short Term Revolving Loan of Accounts Receivable Financing (“Short Term Revolving Loan”) of up to $2,000,000. The Short Term Revolving Loan is collateralized by accounts receivable of customers approved by the bank and expires on September 30, 2007. The loans bear interest at the Singapore Inter-Bank Offered Rate (“SIBOR”) plus 4%. The credit facilities are subject to recourse and are personally guaranteed by two stockholders of the Company.

The bank debt consists of the following as of December 31:

	2006	2005

Short Term Export Packing Loans, unsecured with interest rates ranging between 9% and 10% and mature in February 2007.	$962,020	$835,106

Short Term Revolving Loans, collateralized by accounts receivable ($2,195,730 at December 31, 2005) with recourse, interest rate 8.53% at December 31, 2005.	-	2,195,730

Total	$962,020	$3,030,836

HOME SYSTEM GROUP (formerly SUPREME REALTY INVESTMENTS, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 6 - INCOME TAXES

As discussed in Note 1, the Company utilizes the asset and liability method of accounting for income taxes in accordance with SFAS No. 109. The effective tax rates differ from the statutory rate primarily due to the Company’s historical corporate structure and foreign operations. No Hong Kong Profits Tax has been provided in the financial statements as the business of the Company is carried outside Hong Kong and there was no income derived from or arising in Hong Kong during the period. The reconciliation of the statutory federal rate of 35% to the Company’s income tax expense (benefit) is as follows:

	2006	2005

Income tax expense at U.S. federal income tax rate	$473,834	$471,022
Difference in foreign tax rate	(200,335)	(235,511)
Tax effect of expenses not deductible for tax purposes	4,370,231	1,712,381
Tax effect of income not taxable for tax purposes	(4,619,340)	(1,947,892)
Valuation allowance	(24,390)	-

Income tax expense	$-	$-

Income tax benefit consists of the following:
Current tax benefit
Federal	$-	$-
State	-	-
Foreign	-	-

	$-	$-

Deferred tax benefit
Federal	$24,390	$-
State	-	-
Foreign	-	-
Valuation allowance	(24,390)	-

	$-	$-

The components of the deferred assets (liabilities) are as
follows:
Net operating loss	$24,390	$-
Other	-	-
Valuation allowance	(24,390)	-

	$-	$-

HOME SYSTEM GROUP (formerly SUPREME REALTY INVESTMENTS, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 6 - INCOME TAXES (Continued)

The valuation allowance for deferred tax assets as of December 31, 2006 and 2005 was $24,390 and $-0-. The change in the total valuation allowance for the years ended December 31, 2006 and 2005 was an increase of $24,390. In assessing the potential for realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. At December 31, 2006, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $70,000, which would be available to offset future taxable income, if any, through 2026. Based upon the limited operating history of the Company, management has fully reserved the deferred tax asset.

NOTE 7 - MAJOR SUPPLIER

During 2006 and 2005, the Company purchased 91% and 82% of it products from three suppliers and two suppliers. At December 31, 2006 and 2005, amounts due to those suppliers included in accounts payable were $1,665,092 and $1,573,549. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

NOTE 8 - CUSTOMER CONCENTRATION

The Company sells a substantial portion of its product to a limited number of customers. During the year ended December 31, 2006, sales to the Company’s three largest customers, based on net sales made to such customers, aggregated $22,986,144, or approximately 86% of total net sales, and sales to the Company’s largest customer represented approximately 37% of total net sales. At December 31, 2006, amounts due from these customers were $1,785,400. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.

NOTE 9 - EQUITY

On July 24, 2006, the Board of Directors of the Company declared a 1:10 reverse split. The number of shares has been retroactively adjusted to reflect the reverse split.

On September 29, 2006, the Board of Directors of the Company authorized the establishment of the Home System Group 2006 Equity Incentive Plan (the “Plan”), whereby the Company can issue shares of its common stock to certain employees, consultants and directors. The Company reserved 5,000,000 shares of its common stock for issuance under the Plan.

On October 5, 2006, the Company issued 5,000,000 shares of its common stock under the Plan to eight consultants in lieu of payments due to the consultants of $700,000 for services rendered from January 2, 2006 through September 30, 2006.

HOME SYSTEM GROUP (formerly SUPREME REALTY INVESTMENTS, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 10 - NOTE RECEIVABLE FOR STOCK ISSUANCE

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

NOTE 11 - SUBSEQUENT EVENT

On January 31, 2007, the Company completed the acquisition of Holy (HK) Limited, a Hong Kong holding company that owns 100% of Oceanic Well Profit, Inc., a manufacturer of gas grills. The Company issued 42,500,000 newly issued shares of the Company’s common stock and US$3,000,000 for all of the issued and outstanding shares of common stock of Holy (HK) Limited.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company filed a Form 8-K in March disclosing the current Board of Directors believed that the Company’s Annual Report on Form 10-KSB, and amended Annual Report on Form 10-KSB/A for the year ended December 31, 2005 were filed in error by the prior Board of Directors in that it prematurely included an audit report of Mr. George Stewart, and such reports were subsequently amended to include an audit report of independent accountants.

Item 8A. Controls And Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2006, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of the our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of the fiscal year covered by this Annual Report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8A(T).  Controls and Procedures.

Not Applicable.

Item 8B. Other Information

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-KSB but not reported.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance Compliance with Section 16(a) of the Act

The following table sets forth the name, age and position of each of our officers and directors as of March 21, 2007.

NAME	AGE	POSITION
Weiqiu Li	46	CEO and Chairman
Kin Wai Cheung	46	CFO and Director
Jing Liu	36	Secretary

All directors have a term of office expiring at the next annual general meeting, unless re-elected or earlier vacated in accordance with the bylaws. All officers have a term of office lasting until their removal or replacement by the Board of Directors.

In April 2006 Thomas Elliot and Jean LeRoy resigned their respective positions with the Company.

Weiqiu Li

Mr. Weiqiu Li was appointed Chief Executive Officer of the Company on August 17, 2006. Mr. Li, age 46, was Chairman of Oceanic International Company Limited, the Company's subsidiary, since 2003. Since 1998 Mr. Li has been the Chairman and Chief Executive Officer at Zhongshan City Wei He Electronics Manufacturing Company Limited. Concurrently, he served as Vice President for Zhong Shan West District Chamber of Commerce. From 1997 to 1985, Mr. Li has held the positions as Engineer and Plant Manager for Zhong Shan Harbor Fan Production Company, where he received number of awards for his excellent technical and management skills as well as awards for his product designs. Prior to that, he served Zhong Shan Harbor Boatyard for 5 years. Mr. Li received an Economic Management Major from Guangdong Radio & TV University, and has studied Automation Control with South China University of Technology from 1993 to 1995. With more than 20 years in the field, Mr. Li possesses experiences in product design, research and development, production, management, international trade negotiations discussion and business relations.

Mr. Li does not hold any directorships with reporting companies in the United States. There are no family relationships between Mr. Li and the directors, or executive officers, of the Company. During the last two years, there have been no transactions, or proposed transactions, to which the Company was or is to be a party, in which Mr. Li (or any member of his immediate family) had or is to have a direct or indirect material interest.

There are no employment agreements between the Company and Mr. Li

Kin Wai Cheung

Mr. Kin Wai Cheung was appointed Chief Financial Officer of the Company on August 17, 2006. Mr. Cheung, age 46, was Chairman and Chief Executive Officer of Zhongshan City Kang Teng Trading Company Limited from 1998 to 2003. Mr. Cheung has been an Administration Manager at Oceanic International Company Limited, the Company's largest subsidiary, since 2003.

Mr. Cheung does not hold any directorships with reporting companies in the United States. There are no family relationships between Mr. Cheung and the directors, or executive officers, of the Company. During the last two years, there have been no transactions, or proposed transactions, to which the Company was or is to be a party, in which Mr. Cheung (or any member of his immediate family) had or is to have a direct or indirect material interest.

  There are no employment agreements between the Company and Mr. Cheung.

Jing Liu

Jing Liu was appointed Secretary of the Company on August 17, 2006. Ms. Liu, age 36, is Secretary of Oceanic International Company Limited, the Company's largest subsidiary, since 2004. From 1991 to 2004, Ms. Liu held the position as Manager for Zhong Shan Hua Jie Steel Pipe Group, Ltd.’s International Business Department, and has assisted its subsidiaries in the area of financial management. Ms Liu received a Bachelor Degree in International Trade from Guangdong Foreign Language Institute.

Ms. Liu does not hold any directorships with reporting companies in the United States. There are no family relationships between Ms. Liu and the directors, or executive officers, of the Company. During the last two years, there have been no transactions, or proposed transactions, to which the Company was or is to be a party, in which Ms. Liu (or any member of her immediate family) had or is to have a direct or indirect material interest.

There are no employment agreements between the Company and Ms. Liu.

Code of Ethics

The Company has not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We are currently researching this matter and have not done so as we are only recently listed on US markets.

Audit Committee

The Company does not have a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act, or a committee performing similar functions, rather the entire board of directors is acting as the audit committee as specified in section 3(a)(58)(B) of the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and persons who own beneficially more than ten percent of the Company’s common stock, to file reports of ownership and changes of ownership with the SEC. Based solely on the reports received by the company and on written representations from certain reporting persons during fiscal 2006, the Company believes that the directors, executive officers and greater than ten percent beneficial owners have complied with all applicable filing requirements, except for the late filing by Zujun Xu (former officer and director), Kin Wai Cheung (current officer and director), Wei Qiu Li (current officer and director), and the following ten percent holders: Bo Chen, Yujiao Xiong, Chaohui Wu, Xiong Youming, and Pingxin Liu.

Item 10. Executive Compensation

The following table provides information about the compensation received during the last five fiscal years by the Company’s executive officers. Our CEO and CFO did not have a set salary for the year of 2006. We are exploring setting up a compensation committee to establish the Executive Officer’s compensation and incentive structure. We hope to implement such program in 2007. There are no agreements between the Company and any of its officers and directors relating to compensation or otherwise. Directors do not receive compensation for serving as directors of the Company.

SUMMARY COMPENSATION TABLE

Name & Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total

Weiqiu Li, CEO (1)	2006	0	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0	0

Kin Wai Cheung, CFO (2)	2006	0	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0	0

Jing Liu, Secretary (3)	2006	$3,104	0	0	0	0	0	0	0
	2005	$1,811	0	0	0	0	0	0	0

Zujun Xu, Former CEO (5)	2006	0	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0	0

Thomas Elliott, Former CEO (4)	2006	0	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	$32,395	0

Jean LeRoy, Former CFO (4)	2006	0	0	0	0	0	0		0
	2005	0	0	0	0	0	0		0

(1)	Mr. Weiqiu Li was appointed Chief Executive Officer of the Company on August 17, 2006.
(2)	Mr. Kin Wai Cheung was appointed Chief Financial Officer of the Company on August 17, 2006.
(3)	Mrs. Jing Liu was appointed Secretary of the Company on August 17, 2006.
(4)	Both Mr. Elliot and Mr. LeRoy resigned their respective positions in April 2006.
(5)	On August 16, 2006 Zujun Xu resigned all corporate offices and as a Director of the Company.

Equity Awards

There were no unexercised options; stock that has not vested; and equity incentive plan awards for any executive officer outstanding as of the end of the Company’s last completed fiscal year.

Compensation of Directors

The Company does not compensate directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of March 21, 2007, 62,297,949 shares of common stock were outstanding. The following table sets forth, as of such date, information with respect to shares beneficially owned by:

●	each person who is known by the Company to be the beneficial owner of more than 5% of its outstanding shares of common stock;
●	each of the Company’s directors;

●	each of the Company’s named executive officers; and
●	all of the Company’s directors and executive officers as a group.

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

Name& Address of Beneficial Owner	No. of Shares Beneficially Owned	% of Outstanding Shares (1)
Wei Qiu Li (CEO and Chairman) (3)	2,080,000	3.3%
Kin Wai Cheung (CFO and director) (3)	1,600,000	2.6%
Jing Liu (Secretary) (3)	0	0
Yu Kaming (2)	42,500,000	68.2%
All Officers and Directors as a Group (3 Persons)	3,680,000	5.9%

(1) Calculated on the basis of 62,297,949 shares of common stock issued and outstanding as of March 21, 2007 except that shares of common stock underlying options and warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants.
(2) Yu Kaming was the sole shareholder of Holy (HK) Limited, a Hong Kong holding company that owns 100% of Oceanic Well Profit, Inc., and received these shares in connection with the transaction between the Company and Holy (HK) Limited on January 31, 2007. The address of Mr. Yu Kaming is Av. Republica 74 A Andar A Ed., Hoi Keng Garden, Macau.
(3) Address is No. 264-298 Qingshan Road, Nanfeng Center, Suite 1905, Quanwan Xingjie, Hongkong.

Item 12. Certain Relationships and Related Party Transactions, and Director Independence

Related Party Transactions

As of December 31, 2006, the Company has a due from Oceanic Well Profit Inc. (prior to merger) of $2,344,414.25USD. This amount was originally a prepaid expense by the Company in 2006 to the following suppliers: Zhangshan Food Import and Export Company, Zhangshan Guang Yu Import and Export Company, Zhangshan Yu Liang Trading Co, ZhangShan Tai Quan Import and Export Company. In September 2006, the Company terminated its business relation with those companies, and thus this amount was due to be returned to the Company. The Company instructed that these suppliers repay such amount to Oceanic Well Profit. There are no stated interest or repayment terms associated with this transferred amount. Except for the foregoing, there are no transactions since the beginning of the Company's last fiscal year, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at December 31 year-end for the last three completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

Director Independence

Our two directors are not independent, as both are officers of the Company. Li Wei Qiu is our Chief Executive Officer and Kin Wai Cheung is our Chief Financial Officer.

Item 13. Exhibits

a. Exhibits

Exhibit Number	Exhibit Title
3.1	Articles of Incorporation, (incorporated by reference from our Form S-4 A/12, filed August 18, 2004)
3.2	Articles of Amendment (incorporated by reference from our Form S-4 A/12, filed August 18, 2004)
3.2	Bylaws (incorporated by reference from our Form S-4 A/12 Registration Statement, filed August 18, 2004)
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services

Fees Paid to Independent Public Accountants

The following table presents fees for professional audit services rendered by George Stewart & Co., CPA’s. for the audit of the Company's annual financial statements for the years ended December 31, 2005 and December 31, 2006 and fees billed for other services rendered by George Stewart & Co., CPA’s. during those periods.

	Fiscal 2006	Fiscal 2005
Audit fees (1)	$63,000	$50,000
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	1,000	-0-

TOTAL	$64,000	$50,000

(1) Audit Fees consist of fees billed for professional services rendered for the audit of the Company's consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

Policy on Pre-Approval of Audit and Non-Audit Services of Independent Auditor

The Board of Directors has not adopted any pre-approval policies and approves all engagements with the Company’s auditors prior to performance of services by them.

SIGNATURES

In accordance with Section 13 or Section 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME SYSTEM GROUP
Date: March 29, 2007 By:	/s/ Li Wei Qiu
Li Wei Qiu
Chief Executive Officer, Director

Date: March 29, 2007 By:	/s/ Kin Wai Cheung
Kin Wai Cheung
Chief Financial Officer, Director