Form 10-Q
period 2007-03-31
Home System
filed 2007-05-15
CIK 1172319

e

OMB APPROVAL
OMB Number 3235-0416
Expires: January 31, 2007
Estimated average burden hours per response: 136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from	to

Commission file number	000-49770

HOME SYSTEM GROUP (Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	43-1954776 (IRS Employer Identification No.)

No. 5A, Zuanshi Ge, Fuqiang Yi Tian Ming Yuan, Fu Tian Qu, Shenzhen City, P.R. China 518000 ___________________________________________ (Address of principal executive offices)

86 755 83570142 (Issuer’s telephone number)

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer     ☐ Accelerated filer     ☒ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of May 14, 2007 the registrant had 62,447,949 shares of common stock outstanding.

HOME SYSTEM GROUP
INDEX

Exhibit 31.1
Certification by Li Wei Qiu, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act  of 2002 for the quarterly period ended March 31, 2007.

Exhibit 31.2
Certification by Kin Wai Cheung, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2007.

Exhibit 32.1
Certification by Li Wei Qiu, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2007.

Exhibit 32.2
Certification by Kin Wai Cheung, Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2007.

PART 1 - Financial Information

ITEM 1. Financial Statements

The information in this report is for the three month period ended March 31, 2007, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Home System Group (the “Company”) considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders’ equity and cash flows for those periods.

The interim financial statements present the balance sheet, statements of operations and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2007 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

HOME SYSTEM GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007 AND DECEMBER 31, 2006

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$962,101	$6,012
Accounts receivable	5,549,652	3,212,160
Prepaid expense	589,737	-
Inventory	6,220,984	2,334,744
Trade deposits	1,183,420	112,824
Employee advances	-	4,391
Due from stockholder	839,940	-
Due from related party	2,248,066	-
	17,593,900	5,670,131

PROPERTY AND EQUIPMENT - Net	3,690,234	3,684,326

TOTAL ASSETS	$21,284,134	$9,354,457

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank loan	$1,633,284	$-
Accounts payable	11,940,244	2,353,705
Accrued expenses	696,694	389,455
Taxes payable	219,972	122,262
Due to directors	1,280	-
Due to related party	5,000	2,519,898
Due to stockholder	71,934	-

TOTAL LIABILITIES	14,568,408	5,385,320

STOCKHOLDERS' EQUITY

COMMON STOCK - $0.001 par value; 200,000,000 shares
authorized, 62,448,000 shares and 42,500,000 shares
issued and outstanding	62,448	42,500

PAID-IN CAPITAL	6,667,979	3,709,025

NOTE RECEIVABLE FOR STOCK ISSUANCE	(900,000)	-

RETAINED EARNINGS	745,881	118,249

CUMULATIVE TRANSLATION ADJUSTMENT	139,418	99,363

TOTAL STOCKHOLDERS' EQUITY	6,715,726	3,969,137

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,284,134	$9,354,457

See accompanying notes to consolidated financial statements.

HOME SYSTEM GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2007
(UNAUDITED)

NET SALES	$11,716,767

OPERATING EXPENSES
Cost of net sales	10,158,754
General and administrative expenses	555,221
10,713,975

INCOME FROM OPERATIONS	1,002,792

OTHER INCOME (EXPENSE)
Finance costs	-
Interest income	181
181
INCOME BEFORE INCOME TAXES	1,002,973

INCOME TAXES - CURRENT	71,092

NET INCOME	$931,881

BASIC AND DILUTED EARNINGS
PER SHARE	$0.02

See accompanying notes to consolidated financial statements.

HOME SYSTEM GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2007

	Numer of Shares of			Note Receviable		Cumulative
	Common	Common	Paid-in	for Stock	Retained	Translation
	Stock	Stock	Capital	Issuance	Earnings	Adjustment	Total

BALANCE AT DECEMBER 31, 2006	10,000	$1,285	$3,750,240	$-	$118,249	$99,363	$3,969,137

Retroactive recapitalization	42,490,000	41,215	(41,215)	-	-	-	-

BALANCE AT DECEMBER 31, 2006	42,500,000	42,500	3,709,025	-	118,249	99,363	3,969,137

Issuance of common stock at merger and note
receivable acquired in merger	19,797,949	19,798	5,032,355	(900,000)	-	-	4,152,153

Issuance of common stock for prepaid expenses	150,000	150	622,350	-	-	-	622,500

Dividend distribution upon merger	-	-	(2,695,751)	-	(304,249)	-	(3,000,000)

Cumulative translation adjustment	-	-	-	-	-	40,055	40,055

Net income for the three months ended March 31, 2007	-	-	-	-	931,881	-	931,881

BALANCE AT MARCH 31, 2007 (UNAUDITED)	62,447,949	$62,448	$6,667,979	$(900,000)	$745,881	$139,418	$6,715,726

See accompanying notes to consolidated financial statements.

HOME SYSTEM GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2007
(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$931,881
Adjustments to reconcile net income
to net cash used in operating activities
Depreciation	64,419
Change in assets and liabilities, net of effects from acquisition:
(Increase) decrease in assets
Accounts receivable	1,319,154
Prepaid expense	72,763
Inventory	(3,886,240)
Trade deposits	1,472,569
Employee advances	4,391
Increase in liabilities
Accounts payable and accrued expenses	7,195,084
Taxes payable	97,710

Net cash provided by operating activities	7,271,731

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(69,331)
Cash acquired in merger	55,980

Net cash used in by investing activities	(13,351)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in due from stockholder	(839,940)
Net repayments of bank loans	(111,717)
Net decrease in due to related party	(2,422,626)
Increase in due to stockholder	71,934
Dividend distribution for acquisition	(3,000,000)

Net cash used in financing activities	(6,302,349)

EXCHANGE RATE EFFECT ON CASH	58

NET INCREASE IN CASH	956,089

CASH - BEGINNING OF PERIOD	6,012

CASH - END OF PERIOD	$962,101

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Cash paid during the period for:
Interest	$82,112

Income taxes	$51,495

See accompanying notes to consolidated financial statements.

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared by Home System Group (“HSG”) and Subsidiaries (collectively, the “Company”). These statements include all adjustments (consisting only of their normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the Form 10-KSB for the year ended December 31, 2006 (“2006 Form 10-KSB”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2006 Form 10-KSB should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months ended March 31, 2007 may not be indicative of operating results expected for the full year.

Basis of Preparation

Home System Group, Inc. (“HSGI”) was incorporated with limited liability in The British Virgin Islands on February 28, 2003. HSGI, with a minimum capitalization of $2, was inactive until June 30, 2006 when HSGI acquired all the issued and outstanding stock of Oceanic International (HK) Limited (“Oceanic”). Oceanic is an operating company organized under the laws of Hong Kong on June 23, 2004 for the purpose of trading gas grills, home electronic appliances and bin racks. Since the ownership of HSGI and Oceanic were the same, the merger was accounted for as a transaction between entities under common control, whereby HSGI recognized the assets and liabilities transferred at their carrying amounts.

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

Holy (HK) Limited was incorporated in Hong Kong on September 26, 2006 for the purpose of being a holding company. Oceanic Well Profit, Inc. (“Well Profit”), a wholly-owned subsidiary of Holy, was incorporated in the Peoples Republic of China (“PRC”) on April 5, 2006 for the purpose of manufacturing gas grills, home electronic appliances and bin racks.

Holy, with a minimum capitalization of $1,285, was inactive until October 26, 2006 when Holy acquired all the issued and outstanding stock of Well Profit for approximately $3,750,000, the net book value of Well Profit. Since the stockholders of Holy and Well Profit were related, and the control of the merged entity remained with the management of Well Profit, the merger was accounted for as a transaction between entities under common control, whereby Holy recognized the assets and liabilities transferred at their carrying amounts. The consolidated financial statements combine the historical financial statements of Holy and Well Profit as if the merger occurred at the beginning of the periods presented.

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

On January 31, 2007, Home System Group (“HSG”) acquired Holy (HK) Limited and its wholly-owned subsidiary Well Profit (collectively, “Holy”). Under the terms of the merger agreement, the stockholders of Holy received $3,000,000 and 42,500,000 shares of voting common stock of HSG in exchange for 100% of Holy’s outstanding common stock. For accounting purposes, the acquisition has been treated as an acquisition of HSG by Holy and as a recapitalization of Holy. The historical financial statements prior to January 31, 2007 are those of Holy. Share and per share amounts have been retroactively adjusted to reflect the acquisition.

Basis of Consolidation

The unaudited consolidated financial statements include the accounts of HSG and its wholly-owned subsidiaries Holy and Oceanic International (HK) Limited (“Oceanic”) (collectively, the “Company”). All material intercompany transactions have been eliminated in consolidation.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not require an adjustment to the opening balance of retained earnings as of January 1, 2007.

NOTE 2 - REVERSE MERGER

On January 31, 2007, HSG acquired all of the outstanding common stock of Holy. For accounting purposes, the acquisition has been treated as an acquisition of HSG by Holy and as a recapitalization of Holy. The historical financial statements prior to January 31, 2007 are those of Holy. Pro forma information giving effect to the acquisition as if the acquisition took place on January 1, 2007 is as follows:

For the Three
Months Ended
March 31, 2007

Net sales	$14,140,917
Net income	$1,319,712
Basic and diluted earnings per share	$0.02

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

NOTE 3 - INVENTORY

Inventory as of March 31, 2007 consists of the following:

Raw materials	$778,789
Work in process	1,101,211
Finished goods	4,340,984

$6,220,984

NOTE 4 - SHIPPING AND HANDLING FEES AND COSTS

The Company follows Emerging Issues Task Force (“EITF”) No. 00-10, Accounting for Shipping and Handling Fees and Costs. The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling costs as part of the cost of goods sold. For the three months ended March 31, 2007, shipping and handling costs were $84,806.

NOTE 5 - DUE FROM STOCKHOLDER

Amount represents an advance to a stockholder of the Company which is expected to be repaid to the Company within the current year.

NOTE 6 - DUE FROM RELATED PARTY

Amount represents money due from a company that is controlled by a director of HSG and arose during normal business transactions. The amount due is unsecured with no stated interest or repayment terms.

NOTE 7 - TRADE DEPOSITS

Amount represents deposits held by suppliers to be used for future purchases.

NOTE 8 - BANK LOANS

The Company has entered into an agreement with a bank under which the Company maintains an Export Packing Loan credit line at $4,000,000 and a Short Term Revolving Loan of Accounts Receivable Financing (“Short Term Revolving Loan”) of up to $1,600,000. The Short Term Revolving Loan is collateralized by accounts receivable of customers approved by the bank. The loans bear interest at the Singapore Inter-Bank Offered Rate (“SIBOR”) plus 4%. The credit facilities are subject to recourse and are personally guaranteed by the two stockholders of the Company.

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

NOTE 8 - BANK LOANS (Continued)

The bank debt consists of the following as of March 31, 2007:

Short Term Revolving Loans collateralized by $1,633,284 of accounts receivable, with recourse, interest rate of 9.35% at March 31, 2007.	$1,633,284

There were no Export Packing Loans outstanding as of March 31, 2007.

NOTE 9 - DUE TO STOCKHOLDER

Amount represents advances from a stockholder during March 2007. The amount due is unsecured with no stated interest or repayment terms.

NOTE 10 - EQUITY

On March 13, 2007, the Company issued 150,000 shares of its common stock for consulting services to be performed from March 13, 2007 through December 31, 2007 valued at $622,500, fair value, which is reflected in prepaid expenses.

NOTE 11 - NOTE RECEIVABLE FOR STOCK ISSUANCE

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

NOTE 12 - INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with SFAS No. 109. Holy is considered a foreign venture enterprise. The statutory rate of 27% for a foreign venture enterprise is equivalent to the Company’s effective income tax rate. No Hong Kong Profits Tax has been provided in the financial statements as the business of Oceanic is carried outside Hong Kong and there was no income derived from or arising in Hong Kong during the period.

No provision for deferred taxes has been made as there were no material temporary differences at March 31, 2007.

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

NOTE 13 - WARRANTY

The Company accrues an estimate of its exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability annually and adjusts the amount as necessary. The warranty liability is included in accrued expenses in the accompanying balance sheet. Changes in the Company’s warranty liability were as follows:

Warranty accrual, beginning of period	$24,025
Warranty accrued during the period	65,085
Adjustments to pre-existing accruals	-
Actual warranty expenditures	(26,223)

$62,887

NOTE 14 - SUBSEQUENT EVENT

On April 20, 2007, the Company entered into a Share Exchange Agreement (the “Agreement”) pursuant to which Oceanic Well Profit, Inc., a wholly-owned subsidiary of HSG, will acquire 100% of Zhongshan City Juxian Gas Oven Co., Ltd. (“Juxian Gas”) in a stock and cash transaction valued at approximately $14,000,000. Under the Agreement, in exchange of surrendering their shares in Juxian Gas, the Juxian Gas stockholders will receive both stock consideration and cash consideration. The stock consideration consists of 1,000,000 newly issued shares of the Company’s common stock, which were divided proportionally among the Juxian Gas stockholders in accordance with their respective ownership interests in Juxian Gas immediately before the closing of the transaction. The cash consideration consists of $10,000,000 in cash, again divided proportionally among the Juxian Gas stockholders in accordance with their respective ownership interests in Juxian Gas immediately before the closing of the transaction and payable as follows: $5,000,000 due on the first anniversary of the closing of the transaction, and $5,000,000 due on the second anniversary of closing of the transaction. The obligation to pay the cash consideration is evidenced by interest-free promissory notes between the Company and each of the Juxian Gas stockholders.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On January 31, 2007, Home System Group (“HSG”) acquired Holy (HK) Limited and its wholly-owned subsidiary Well Profit (collectively, “Holy”). Under the terms of the merger agreement, the stockholders of Holy received $3,000,000 and 42,500,000 shares of voting common stock of HSG in exchange for 100% of Holy’s outstanding common stock. For accounting purposes, the acquisition has been treated as an acquisition of HSG by Holy and as a recapitalization of Holy. The historical financial statements prior to January 31, 2007 are those of Holy. Share and per share amounts have been retroactively adjusted to reflect the acquisition. Oceanic Well Profit, located in Zhongshan City, Guangdong Province China, specializes in producing domestic electronic appliances. The company has a total area of 82.5 acres which includes a new 864,000-square-foot workshop with advanced equipment and a staff of 1,200 people. The company currently has five production lines which produce 450,000 grills, 3 million water pumps, and 2 million sets of tool and hardware cabinets annually.

Since Oceanic Well Profit was incorporated on April 5, 2006 and therefore there were no operations during the three months ended March 31, 2006 for comparison.

Results of Operations for the Year Ended March 31, 2007

Net Sales

Net sales for the three months ended March 31, 2007 totaled $11,716,767.

Cost of Sales

Cost of sales for the three months ended March 31, 2007 totaled $10,158,754 or approximately 86.7% of net sales.

Gross Profit Margin

Gross profit margin for the three months ending March 31, 2007 was 13.3%., which close in line with normal gross profit margin.

Operating Expense

General and administrative expense for the three months ending March 31, 2007 totaled $555,221 or approximately 4.7% of net sales. The Expense includes bill of lading fee, shipping costs, transportation costs, staff salaries, social security fee, personnel education, labor union expenditure, bank service fee, and bank interest rate.

Income from Operations

Income from operations for the three months ended March 31, 2007 was $1,002,792 or 8.6% of Net Sales.

Interest Expense

Interest expense for the three months ended March 31, 2007 totaled $181.

Net Income

Net income was $931,881 or 8.0% of net Sales for the three months ended March 31, 2007.

Liquidity and Capital Resources

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $962,101 at March 31, 2007. Cash flows from operating activities were $7,271,731 for the three-month period ended March 31, 2007. Cash flows from financing activities were ($6, 302,349). We expect that our cash and cash equivalents will be sufficient to satisfy our cash requirements for the next twelve months. On a long-term basis, our liquidity is dependent on successfully executing our business plan, receipt of revenues, and additional infusions of capital through equity and debt financing. Any funds rose from an offering of our equity or debt will be used to continue to develop and execute our business plan. However, there can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us.

Working Capital Requirements

Historically operations and short term financing have been sufficient to meet our cash needs. We believe that we will be able to generate revenues from sales and raise capital through private placement offerings of our equity securities to provide the necessary cash flow to meet anticipated working capital requirements. However, our actual working capital needs for the long and short term will depend upon numerous factors, including operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Future expansion will be limited by the availability of financing products and raising capital.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk is currently confined to our short term bank loan. Because we currently do not hedge interest exposure, also we have not used derivative financial instruments; therefore, the interest rate is exposed to fluctuation. If interest rate goes up, it will have adverse effect on the company’s earnings. However, because the short term loan will be matured in a year. We do not believe that an increase would have any significant impact on our bottom line.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2007, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of the our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

To the Company’s knowledge, no lawsuits were commenced against the Company during the three months ended March 31, 2007, nor did the Company commence any lawsuits during the same period. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.  Risk Factors

Risks associated with our Common Stock

There is a limited public market for our common stock

There is currently a limited public market for the common stock. Holders of our common stock may, therefore, have difficulty selling their common stock, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares of common stock, which may be purchased, may be sold without incurring a loss. Any such market price of the common stock may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the common stock in the future. Further, the market price for the common stock may be volatile depending on a number of factors, including business performance, industry dynamics, news announcements or changes in general economic conditions.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The information required by Item 701 of Regulation S-K (17 CFR 229.701) has been included in a Current Report on Form 8-K.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

None.

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

HOME SYSTEM GROUP
Date: May 15, 2007 By:	/s/ Wei Qui Li,
Wei Qui Li, Executive Officer

/s/ Kin Wai Cheung
Kin Wai Cheung, Chief Financial Officer