Form 10-Q
period 2007-06-30
Home System Group
filed 2007-08-14
CIK 1172319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-49770

HOME SYSTEM GROUP
(Exact name of small business issuer as specified in its charter)

NEVADA	43-1954776
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 5A, Zuanshi Ge
Fuqiang Yi Tian Ming Yuan
Fu Tian Qu
Shenzhen City, People’s Republic of China
(Address of principal executive offices)

(86 755) 8357-0142

(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 9, 2007, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	62,477,949

Transitional Small Business Disclosure Format (check one) Yes ☐   No ☒

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

HOME SYSTEM GROUP AND SUBSIDIARIES

FINANCIAL STATEMENTS

JUNE 30, 2007

(UNAUDITED)

C O N T E N T S

HOME SYSTEM GROUP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2007 AND DECEMBER 31, 2006

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$ 1,851,061	$ 6,012
Accounts receivable	1,964,779	3,212,160
Prepaid expense and other receivable	1,153,440	-
Inventory	629,566	2,334,744
Trade deposits	824,226	112,824
Acquisition deposit	6,575,000
Employee advances	-	4,391
Due from stockholder	-	-
Due from related party	1,676,735	-
	14,674,807	5,670,131

PROPERTY AND EQUIPMENT - Net	5,421,843	3,684,326

TOTAL ASSETS	$ 20,096,650	$ 9,354,457

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 4,694,924	$ 2,353,705
Accrued expenses	637,836	389,455
Taxes payable	579,076	122,262
Due to director	1,280	-
Due to related party	4,000	2,519,898
Due to stockholder	155,980	-

TOTAL LIABILITIES	6,073,096	5,385,320

STOCKHOLDERS' EQUITY

COMMON STOCK - $0.001 par value; 200,000,000 shares
authorized, 62,447,949 shares and 42,500,000 shares
issued and outstanding	62,448	42,500

PAID-IN CAPITAL	6,667,979	3,709,025

NOTE RECEIVABLE FOR STOCK ISSUANCE	(900,000)	-

COMMON STOCK SUBSCRIBED	40,000,000

SUBSCRIPTION RECEIVABLE	(33,425,000)

RETAINED EARNINGS	1,410,293	118,249

CUMULATIVE TRANSLATION ADJUSTMENT	207,834	99,363

TOTAL STOCKHOLDERS' EQUITY	14,023,554	3,969,137

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 20,096,650	$ 9,354,457

See accompanying notes to consolidated financial statements.

HOME SYSTEM GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND FOR THE

PERIOD APRIL 5, 2006 (DATE OF INCORPORATION) THROUGH JUNE 30, 2006

(UNAUDITED)

	Three Months Ended June 30, 2007	April 5, 2006 Through June 30, 2006	Six Months Ended June 30, 2007	April 5, 2006 Through June 30, 2006
	Unaudited	Unaudited	Unaudited	Unaudited

NET SALES	$11,226,912	$ -	$22,943,679	$ -

OPERATING EXPENSES
Cost of net sales	9,783,876	-	19,942,630	-
General and administrative expenses	784,488	518	1,339,709	518
	10,568,364	518	21,282,339	518

INCOME FROM OPERATIONS	658,548	(518)	1,661,340	(518)

OTHER INCOME (EXPENSE)
Finance costs	(577)	-	(577)	-
Interest income	7,832	30	8,013	30
	7,255	30	7,436	30
INCOME BEFORE INCOME TAXES	665,803	(488)	1,668,776	(488)

INCOME TAXES - CURRENT	(1,391)	-	(72,483)	-

NET INCOME (LOSS)	$ 664,412	$ (488)	$ 1,596,293	$ (488)

BASIC AND DILUTED EARNINGS PER SHARE	$ 0.01	(0.00)	$ 0.03	$ (0.00)

BASIC AND DILUTED WEIGHTED AVERAGE PER SHARE	62,447,949	42,500,000	58,997,472	42,500,000

See accompanying notes to consolidated financial statements.

HOME SYSTEM GROUP AND SUBSIDIARIES

CONSOLIDATED COMPREHENSIVE  INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND FOR THE

PERIOD APRIL 5, 2006 (DATE OF INCORPORATION) THROUGH JUNE 30, 2006

	Three Months	April 5, 2006	Six Months	April 5, 2006
	Ended	Through	Ended	Through
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	Unaudited	Unaudited	Unaudited	Unaudited

NET INCOME (LOSS)	$ 664,412	$ (488)	$ 1,596,293	$ (488)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	68,416	-	108,471	-

COMPREHENSIVE INCOME	$ 732,828	$ (488)	$ 1,704,764	$ (488)

See accompanying notes to consolidated financial statements.

HOME SYSTEM GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2007

	Number of
	Shares of			Common		Note Receviable		Cumulative
	Common	Common	Paid-in	Stock	Subscription	for Stock	Retained	Translation
	Stock	Stock	Capital	Subscribed	Receivable	Issuance	Earnings	Adjustment	Total

BALANCE AT DECEMBER 31, 2006	10,000	$1,285	$3,750,240	$-	$-	$-	$118,249	$99,363	$3,969,137

Retroactive recapitalization upon reverse acquisition	42,490,000	41,215	(41,215)	-	-	-	-	-	-

BALANCE AT DECEMBER 31, 2006	42,500,000	42,500	3,709,025	-	-	-	118,249	99,363	3,969,137

Issuance of common stock at merger and note receivable acquired in merger	19,797,949	19,798	5,032,355	-	-	(900,000)	-	-	4,152,153

Issuance of common stock for prepaid expenses	150,000	150	622,350	-	-	-	-	-	622,500

Dividend distribution upon merger	-	-	(2,695,751)	-	-	-	(304,249)	-	(3,000,000)

Common stock Subscribed				40,000,000	(33,425,000)				6,575,000

Cumulative translation adjustment	-	-		-	-	-	-	108,471	108,471

Net income for the six months ended June 30, 2007							1,596,293		1,596,293

BALANCE AT JUNE 30, 2007 (UNAUDITED)	62,447,949	$62,448	$6,667,979	$40,000,000	$(33,425,000)	$(900,000)	$1,410,293	$207,834	$14,023,554

See accompanying notes to consolidated financial statements.

HOME SYSTEM GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND FOR THE

PERIOD APRIL 5, 2006 (DATE OF INCORPORATION) THROUGH JUNE 30, 2006

 (UNAUDITED)

	Six Months	April 5, 2006
	Ended	Through
	June 30, 2007	June 30, 2006
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 1,596,293	$ (488)
Adjustments to reconcile net income
to net cash used in operating activities
Depreciation	133,084	-
Change in assets and liabilities, net of effects from acquisition:
(Increase) decrease in assets
Accounts receivable	4,904,027	-
Prepaid expense and other receivable	(530,941)	(21)
Inventory	1,705,178	-
Trade deposits	1,831,763	-
Employee advances	4,391	-
Increase in liabilities
Accounts payable and accrued expenses	(109,094)	-
Taxes payable	456,813	-

Net cash provided by operating activities	9,991,514	(509)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,869,605)	(3,693,643)
Cash acquired in merger	55,980	-

Net cash used in by investing activities	(1,813,625)	(3,693,643)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of share capital	-	3,752,640
Increase in due from stockholder	-	(62,059)
Net repayments of bank loans	(1,745,000)	-
Net decrease in due from related party	667,680
Net decrease in due to related party	(2,519,975)	-
Increase in due to stockholder	155,980	-
Dividend distribution for acquisition	(3,000,000)	-

Net cash (used in) provided by financing activities	(6,441,315)	3,690,581

EXCHANGE RATE EFFECT ON CASH	108,475	3,658

NET INCREASE IN CASH	1,845,049	87

CASH - BEGINNING OF PERIOD	6,012	-

CASH - END OF PERIOD	$ 1,851,061	$ 87

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$ 82,112	$ -
Income taxes
Supplemental disclosure of non cash financing:
Issuance of common stock for prepaid expenses	$ 662,500	$
Proceeds from subscription receivable paid directly for acquisition deposit	$ 6,575,000	$ -

See accompanying notes to consolidated financial statements.

HOME SYSTEM GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND FOR THE

PERIOD APRIL 5, 2006 (DATE OF INCORPORATION) THROUGH JUNE 30, 2006

 (UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared by Home System Group (“HSG”) and Subsidiaries (collectively, the “Company”).  These statements include all adjustments (consisting only of their normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the Form 10-KSB for the year ended December 31, 2006 (“2006 Form 10-KSB”).  Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading.  The Notes to Financial Statements included in the 2006 Form 10-KSB should be read in conjunction with the accompanying interim financial statements.  The interim operating results for the six months ended June 30, 2007 may not be indicative of operating results expected for the full year.

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

HOME SYSTEM GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND FOR THE

PERIOD APRIL 5, 2006 (DATE OF INCORPORATION) THROUGH JUNE 30, 2006

 (UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The following table summarizes the fair value of HSG assets acquired and liabilities assumed as of January 31, 2007:

Assets acquired:

Cash	55,980
Accounts receivable	3,656,646
Trade deposits	2,543,165
Fixed assets	998
Due from related party	2,344,415
Total acquired assets	8,601,204
Liabilities and stock subscription receivable assumed:
Accounts payable	(2,696,515)
Accrued expenses	(2,179)
Due to directors	(1,280)
Due to related party	(4,077)
Bank loan	(1,745,000)
Stock subscription receivable	900,000
Total Liabilities and stock subscription receivable assumed	(3,549,051)
Net assets acquired	5,052,153

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

HOME SYSTEM GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND FOR THE

PERIOD APRIL 5, 2006 (DATE OF INCORPORATION) THROUGH JUNE 30, 2006

 (UNAUDITED)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurement. SFAS No. 157 is effective for fiscal years after November 15, 2007 and interim periods within those fiscal years. The Company does not believe that the adoption of the provisions of SFAS No. 157 will materially impact its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for the Company beginning with the first quarter of 2008. The Company has not yet determined the impact of the adoption of SFAS No. 159 on its financial statements and footnote disclosures.

NOTE 2 – REVERSE MERGER

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

For the Six
Months Ended
June 30, 2007

Net sales	$ 25,367,829
Net income	$ 1,984,305
Basic and diluted earnings per share	$ 0.03

NOTE 3 – INVENTORY

Inventory as of June 30, 2007 consists of the following:

Raw materials	$ 297,786
Work in process	331,780
Finished goods	-

$ 629,566

HOME SYSTEM GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND FOR THE

PERIOD APRIL 5, 2006 (DATE OF INCORPORATION) THROUGH JUNE 30, 2006

 (UNAUDITED)

NOTE 4 – SHIPPING AND HANDLING FEES AND COSTS

The Company follows Emerging Issues Task Force (“EITF”) No. 00-10, Accounting for Shipping and Handling Fees and Costs.  The Company does not charge its customers for shipping and handling.  The Company classifies shipping and handling costs as part of the cost of goods sold which are $264,019 and $0 for the six months ended June 30,2007 and 2006 respectively.

NOTE 5 – DUE FROM RELATED PARTY

Amount represents money due from a company that is controlled by a director of HSG and arose during normal business transactions.  The amount due is unsecured with no stated interest or repayment terms.

NOTE 6 – TRADE DEPOSITS

Amount represents deposits held by suppliers to be used for future purchases.

NOTE 7 – ACQUISITION DEPOSIT

Amount represents deposit on the July 2007 acquisition of Weihe Appliance Co. (Note 16).

NOTE 8- FIXED ASSETS

On June 15, 2007, The Company purchased from an unrelated company, fixed assets associated with a coffee pot production line in the amount of $ $1,643,750 which are reflected in fixed assets and consumable materials in the amount of $328,750, which are reflected in prepaid expenses. This transaction was recorded as a purchase of assets.

NOTE 9  – BANK LOANS

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

The Short Term Revolving Loan as at March 31, 2007 is $1,633,284 and the Company settled such bank loan on May 31, 2007. There were no Short Term Revolving Loan as at June 30, 2007.

There were no Export Packing Loans outstanding as of June 30, 2007.

NOTE 10 – DUE TO STOCKHOLDER

Amount represents advances from a stockholder during June 2007.  The amount due is unsecured with no stated interest or repayment terms.

HOME SYSTEM GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND FOR THE

PERIOD APRIL 5, 2006 (DATE OF INCORPORATION) THROUGH JUNE 30, 2006

 (UNAUDITED)

NOTE 11 – COMMON STOCK

On March 13, 2007, the Company issued 150,000 shares of its common stock for consulting services to be performed from March 13, 2007 through December 31, 2007 valued at $622,500, fair value, which is reflected in prepaid expenses and is being amortized over the terms of agreement.

There was no additional common stock issued during the six months ended June 30, 2007.

NOTE 12 – COMMON STOCK SUBSCRIBED

On May 23, 2007, the Company entered into a $40,000,000 subscription agreement with four investors (the “Investors”) to buy 10 million shares of the company’s common stock. Pursuant to the terms of the subscription agreement, the Investors paid approximately 16.25% ($6,575,000) of the total purchase price upon closing with the remaining subscription receivable payable pursuant to the terms of a promissory note from the investors as follows: upon the earlier to occur of:  two years from the date of the note or within five business days of written notification from the company that a registration statement pursuant to the Securities act of 1933 as amended filed by the company with the Securities and Exchange Commission (“SEC”) registering the shares of common stock was declared by the SEC. If the registration statement is not declared effective by the SEC on or prior to close of business on the nine month anniversary of the date of the subscription agreement, the Company agreed that it will pay to the Investors, pro rata, an aggregate amount of $65,000.  The subscription receivable of $33,425,000 is reflected as a contra-equity account on the balance sheet as of June 30, 2007 since the proceeds have not yet been received by the company. The $6,575,000 paid in advance by the investors was used as a deposit on the Weihe acquisition, (Note 16).

NOTE 13 – NOTE RECEIVABLE FOR STOCK ISSUANCE

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

NOTE 14 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with SFAS No. 109. Holy is considered a foreign venture enterprise. The statutory rate of 27% for a foreign venture enterprise is equivalent to the Company’s effective income tax rate. Effective April 1, 2007, the Company is entitled to tax exemption for the first two profitable years and then a 50% discount tax rate for the third through fifth tax year. No Hong Kong Profits Tax has been provided in the financial statements as the business of Oceanic is carried outside Hong Kong and there was no income derived from or arising in Hong Kong during the period.

No provision for deferred taxes has been made as there were no material temporary differences at June 30, 2007 and 2006.

HOME SYSTEM GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND FOR THE

PERIOD APRIL 5, 2006 (DATE OF INCORPORATION) THROUGH JUNE 30, 2006

 (UNAUDITED)

NOTE 15 – WARRANTY

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

Warranty accrual, beginning of period	$ 24,025
Warranty accrued during the period	109,200
Adjustments to pre-existing accruals	-
Actual warranty expenditures	(26,265)

$ 106,960

HOME SYSTEM GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND FOR THE

PERIOD APRIL 5, 2006 (DATE OF INCORPORATION) THROUGH JUNE 30, 2006

 (UNAUDITED)

NOTE 16 – SUBSEQUENT EVENT-BUSINESS COMBINATION

On July 2, 2007, the Company completed its acquisition of 100% of Zhongshan City Juxian Gas Oven Co., Ltd. (“Juxian Gas”) in a stock and cash transaction valued at approximately $14,000,000. Under the terms of the Share Exchange Agreement (the “Agreement”), the consideration consists of 1,000,000 newly issued shares of the Company’s common stock, valued at $4,000,000,  which were divided proportionally among the Juxian Gas stockholders in accordance with their respective ownership interests in Juxian Gas immediately before the closing of the transaction.  The cash consideration consists of $10,000,000 in cash, again divided proportionally among the Juxian Gas stockholders in accordance with their respective ownership interests in Juxian Gas immediately before the closing of the transaction and payable as follows:  $5,000,000 due on the first anniversary of the closing of the transaction, and $5,000,000 due on the second anniversary of closing of the transaction.  The obligation to pay the cash consideration is evidenced by interest-free promissory notes between the Company and each of the Juxian Gas stockholders.

On July 2, 2007, the Company completed its acquisition of 100% of Weihe Appliance Co (“Weihe”) in a stock and cash transaction valued at approximately $45,000,000. Under the terms of the Share Exchange Agreement (the “Agreement”), the consideration consists of 4,500,000 newly issued shares of the Company’s common stock, valued at $18,000,000, which were divided proportionally among the Weihe stockholders in accordance with their respective ownership interests in Weihe immediately before the closing of the transaction.  The cash consideration consists of $27,000,000 in cash, again divided proportionally among the Weihe stockholders in accordance with their respective ownership interests in Weihe immediately before the closing of the transaction and payable as follows:  $10,800,000 due on the first anniversary of the closing of the transaction, and $16,200,000 due on the second anniversary of closing of the transaction.  The obligation to pay the cash consideration is evidenced by interest-free promissory notes between the Company and each of the Weihe stockholders.  In June 2007, the Company paid a deposit of $6,575,000 toward this acquisition to the Weihe stockholders (Note 7 and Note 12).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with the condensed interim consolidated financial statements and notes included in Item 1 of Part I of this Report.

Forward-Looking Statements

This report contains forward-looking statements.  The forward-looking statements are contained principally in the section entitled  “Management’s Discussion and Analysis or Plan of Operation.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.  These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors Associated With Our Business” in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements.  Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties.  Given these uncertainties, you should not place undue reliance on these forward-looking statements.  These forward-looking statements include, among other things, statements relating to:

•

our expectations regarding the market for small household appliances;

•

our expectations regarding the continued growth of the small household appliance industry;

•

our beliefs regarding the competitiveness of our products;

•

our expectations regarding the expansion of our manufacturing capacity;

•

our expectations with respect to increased revenue growth and our ability to achieve profitability resulting from increases in our production volumes;

•

our future business development, results of operations and financial condition; and

•

competition from other manufacturers of small household appliance products.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we reference in this report, or that we filed as exhibits to this report, completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Use of Terms

Except as otherwise indicated by the context, references in this report to:

•

“Home System,” “we,” “us,” or “our,” are references to the combined business of Home System Group and its direct and indirect subsidiaries: Home System Group, Inc., a BVI company, or HSGI; Holy (HK) Limited, a Hong Kong holding company, or Holy HK; Oceanic International (Hong Kong), Ltd., a Hong Kong company, or OCIL; Oceanic Well Profit, Inc., a Chinese operating company, or Well Profit; Juxian Gas Oven Co. Ltd., a Chinese operating company, or Juxian; and Weihe Appliances Co., Ltd., a Chinese operating company, or Weihe.

•

“BVI” are to the British Virgin Islands;

•

“China” and “PRC” are to the People’s Republic of China;

•

“RMB” are to Renminbi, the legal currency of China;

•

“U.S. dollar,” “$” and “US$” are to the legal currency of the United States;

•

the “SEC” are to the Untied States Securities and Exchange Commission;

•

the “Securities Act” are to Securities Act of 1933, as amended; and

the “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

Our Business

Home System Group is a Nevada holding company whose China-based operating subsidiaries, Oceanic International (Hong Kong), Ltd., Oceanic Well Profit, Inc., Juxian Gas Oven Co. Ltd., and Weihe Appliances Co., Ltd., are primarily engaged in the production and distribution of a variety of small household appliances, including stainless steel gas grills and ovens, residential water pumps and heaters, electronic fans, fruit processors, and other electrical appliances. Our products are sold to retailers in China, the United States, Europe and Australia.  Our ten largest customers are Nexgrill Industries, Inc., Whalen Storage, Lightdecor, Costco Wholesale Corporation, Street-Surfing, Wal-Mart Stores, Inc., The Home Depot, Inc., Lowe’s Companies, Inc., Target Corporation and Leroy Merlin. We are increasingly exporting our products to the international market in a bid to further enhance our brand and build our reputation as a provider of high quality household appliances.  We expect up to a 150% growth in sales for fiscal year 2007, as compared to fiscal year 2006.  This significant increase is primarily attributable to an increase in the volume of orders for our products due to our recent acquisition of Well Profit on January 31, 2007

Our Corporate Background

We were originally incorporated under the laws of the State of Nevada, on February 9, 2000, under the name Coronation Acquisition Corp. for the purpose of seeking business opportunities for acquisition or participation.  From our inception until March 2003, we were a blank check company and had no active business operations and our sole purpose was to seek business opportunities for acquisition or participation.  On March 13, 2003 we merged with and into Supreme Property, Inc, an Illinois corporation, and effective September 17, 2004, we changed our name to “Supreme Realty Investments, Inc.” From March 2003 to the first quarter of 2006, we engaged in the acquisition, operation, and disposition of real properties and loans secured by real properties, and through our wholly-owned subsidiary, Supreme Capital Funding, Inc., we also began to engage in mortgage banking activities such as loan origination, servicing, and brokering real estate loans to and from lending institutions and institutional investors.  However, our real property business was not successful and we ceased operations as a realty company in March 2006.  Until our reverse acquisition of Home System Group, Inc. on August 4, 2006,” we were a blank check company and had no active business operations.

On August 4, 2006, we acquired Home System Group, Inc., or HSGI, a company incorporated with limited liability in The British Virgin Islands on February 28, 2003.  HSGI, with a minimum capitalization of $2, was inactive until June 30, 2006, when HSGI acquired all the issued and outstanding stock of Oceanic International (HK) Limited, or OCIL.  OCIL is an operating company organized under the laws of Hong Kong on June 23, 2004 for the purpose of selling gas grills, home electronic appliances and bin racks.  Following the merger, we changed our name to “Home System Group,” effective, September 29, 2006.  Until our reverse acquisition of HSGI on August 4, 2006, we were a blank check company and had no active business operations.

On January 31, 2007, we acquired Holy (HK) Limited, Holy HK, and its wholly-owned subsidiary Oceanic Well Profit, Inc., or Well Profit. Well Profit is located in Zhongshan City, Guangdong Province, China, and specializes in producing domestic electronic appliances. The company has a total area of 82.5 acres which includes a new 864,000-square-foot workshop with advanced equipment and a staff of 1,200 people. The company currently has five production lines which produce 450,000 grills, 3 million water pumps, and 2 million sets of tools and hardware cabinets annually.

Overview of Second Fiscal Quarter of 2007

Acquisition of Juxian Gas, Coffee Pot Production Line and Weihe

On April 20,2007, we entered into a Share Exchange Agreement with Juxian Gas Oven Co., Ltd., or Juxian, and its shareholders, pursuant to which we became obligated to acquire 100% of Juxian from the Juxian hareholders for $14,000,000, $10,000,000 of which was payable in cash and $4,000,000 of which was payable in shares of our common stock, valued at $4.00 per share. Zhongshan City Juxian Gas Oven Co., Ltd. was founded in 2001 and develops and manufactures a broad range of stainless steel and metallic gas grills and ovens, with retail price points between $100 and $500, in addition to electric and gas heaters for major retailers in the United States and China. The facility is ISO 9000-2000 certified, encompasses approximately 100,000 square feet situated on approximately 4.5 acres of land. These facilities include 3 grill production lines, 2 electric and gas heaters production lines, and 2 accessories production lines. The Acquisition was completed on July 2, 2007.

On June 15, 2007, Well Profit, our wholly owned subsidiary, entered into a definitive asset purchase agreement with Ms. Huiping Cheng, an individual, pursuant to which Well Profit will acquire from Ms. Cheng certain stainless steel coffee pot production equipment, together with all related materials and patent technology owned by Ms. Cheng. The purchased assets include a technology patent which will strengthen our research and development platform and a production line which will be incorporated into our current facility. We expect that our coffee pot production line will be operational by late 2007 or early 2008.

On June 26, 2007, we entered into a share exchange agreement Weihe Appliances Co., Ltd., or Weihe, and Weihe's shareholders, pursuant to which we agreed to acquire 100% of the Weihe shareholders' equity interests in Weihe for approximately $45,000,000, $18,000,000 of which was payable in shares of our common stock, valued at $4.00 per share, and $27,000,000 of which is payable within 24 months after the closing of the agreement. Founded in 1998, Weihe is a manufacturer of ceiling fans and residential lighting for the international consumer market. Weihe sells approximately 1,500 different types of decorative ceiling fans and 200 types of lamps which are manufactured across 23 different production lines. Sales are conducted through various distributors who then sell the products to a number of large and established retailers, including to several Fortune 500 companies. Weihe employs approximately 1,000 individuals in the areas of production, sales, technical, financial and administrative functions and operates a facility that is located eight miles from Home Systems Group.  This acquisition was completed on July 5, 2007.

Private Placement

On May 23, 2007, we entered into a subscription agreement with four investors, pursuant to which they agreed to buy 10 million shares of our common stock for a purchase price, in the aggregate, of $40,000,000. Pursuant to the terms of the subscription agreement, the investors paid approximately 16.25%, or $6,575,000 of the total purchase price upon closing with the remaining subscription receivable payable pursuant to the terms of a promissory note delivered by the investors to the us.  The notes are payable upon the earlier to occur of:  two years from the date of the note or within five business days of written notification from us that a registration statement pursuant to the Securities Act has been filed by us with the SEC, registering the shares of common stock. Under the terms of the agreement, if the registration statement is not declared effective by the SEC on or prior to close of business on the nine month anniversary of the date of the subscription agreement, we are obligated to pay to the Investors, pro rata, an aggregate amount of $65,000.  The subscription receivable of $33,425,000 is reflected as a contra-equity account on the balance sheet as of June 30, 2007 since we have not yet received the proceeds. The $6,575,000 paid in advance by the investors was used as a deposit on the Weihe acquisition.

Business Operations in the Second Quarter of 2007

During the first two quarters of fiscal 2007, we continued to see a consistent improvement in sales of our BBQ grills.  However, our gross margin, which was 10% in 2006, has been negatively affected by a variety of factors, including the cost of our products sold by OCIL, which was $23,736,261 in 2006, compared to revenues of  $26,391,044.  OCIL is a trading company and so its procurement costs constitute the cost of sales for the product.

We also focused on developing new business for our Company by acquiring a coffee pot product line at the end of the second quarter of 2007.  In July 2007 we also consummated the acquisitions of Juxian and Weihe. As a result, we have made progress in expanding our manufacturing capability and the volume of our product sales. Through additional mergers and acquisitions, we hope to achieve product diversification and enhance R & D capability and manufacturing, production and processing capacity for our products.  Our long-term goal is to focus on the future development of our Company, to increase our international market share and enhance investor confidence.

We expect our revenue to continue to grow in future periods as a result of contributions by Juxian and Weihe, expected growth in the small household appliance industry, and our plans to increase the level of our exports.

Principal Factors Affecting Our Financial Performance

Our primary challenge is the unstable domestic market for stainless steel plates, our main raw material.  We rely on a steady supply of stainless steel plates to manufacture our products but in recent years the price of metal materials has increased, which has increased the pressure on our production costs.  While the expansion of our Company has necessitated the purchase of larger amounts of raw materials from our suppliers, our purchase volumes has allowed us to bargain with our suppliers to receive a lower price for the purchase of such large quantities.  In addition, we are seeking to identify alternative raw material suppliers to the extent that there are viable alternatives.  In the long term, we are also seeking to expand our use of alternative raw materials.

Results of Operations

Comparison of Three-Month and Six-Month Periods ended June 30, 2007 and June 30, 2006

The following table summarizes the results of our operations during the three-month periods ended on June 30, 2007 and June 30, 2006, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended on June 30, 2007 to the three-month period ended on June 30, 2006.  Although, our results for the three and six month periods ended June 30, 2006 are presented below, such results are not comparable to our results for the three and six month periods ended June 30, 2007, because we did not begin our business operations until the third and fourth quarters of 2006.

(in U.S. dollars)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	Unaudited	Unaudited	Unaudited	Unaudited

NET SALES	$11,226,912	$ -	$22,943,679	$ -

OPERATING EXPENSES
Cost of net sales	9,783,876	-	19,942,630	-
General and administrative expenses	784,488	518	1,339,709	518
	10,568,364	518	21,282,339	518

INCOME FROM OPERATIONS	658,548	(518)	1,661,340	(518)

OTHER INCOME (EXPENSE)
Finance costs	(577)	-	(577)	-
Interest income	7,832	30	8,013	30
	7,255	30	7,436	30
INCOME BEFORE INCOME TAXES	665,803	(488)	1,668,776	(488)

INCOME TAXES - CURRENT	(1,391)	-	(72,483)	-

NET INCOME (LOSS)	$ 664,412	$ (488)	$ 1,596,293	$ (488)

Sales Revenue -  Our sales revenue is generated from sales of our small household appliance products. Sales revenue for the three months ended June 30, 2007 was $11,226,912. In this quarter, our sales revenue was mainly generated from our sales of BBQ grills, which comprise 99% of our sales revenue. The remaining 1% of our sales revenue was from our sale of skateboards. Sales revenue for the six months ended June 30, 2007 was $22,943,679.

Cost of Sales - Our cost of sales is comprised of three primary costs: raw materials, manufacturing and labor costs, which represent 86%, 10% and 4% of total cost of sales, respectively.  Cost of sales for the three months ended June 30, 2007 totaled $9,783,876 or approximately 86.7% of Sales Revenue. Cost of sales for the six months ended June 30, 2007 was $19,942,630.

Gross Profit -  Our gross profit is equal to the difference between our sales revenue and our cost of sales.  Our gross profit for the three months ending June 30, 2007 was 1,443,036. Gross profit margin for the three months ending June 30, 2007 was 12.9%. The gross profit and the gross margin profit for the six month endings June 30, 2007 was 3,001,049, and 13.1%.

General and Administrative Expenses – This quarter, our general and administrative expenses consisted of shipping and handling fees, the costs associated with staff and support personnel who manage our business activities, and professional fees paid to third parties.  The largest expense was the shipping and handling fee. Our general and administrative expenses for the three months ending June 30, 2007 totaled $784,488, or approximately 7.0% of sales revenue. General and administrative expenses for the six months ending June 30, 2007 was 1,339,709.

Other income and expense – Other income and expense was $7,255 for the three months ending June 30, 2007. This amount consisted of finance costs and bank interest income.  Other income and expense was $7,436 for the six months ending June 30, 2007.

Income from Operations –  Income from operations for the three months ended June 30, 2007 totaled $ 658,548, or approximately 5.9% of sales revenue.  The sale of BBQ Grills was the main source of income from operations. Income from operations for the six months ended June 30, 2007 was $1,661,340.

Net Income – Net Income was $664,412, or 5.9%, of net Sales for the three months ended June 30, 2007. Net income was $1,596,293 for the six months ended June 30, 2007.

Liquidity and Capital Resources

As of  June 30, 2007, we had cash and cash equivalents of $1,851,061.  The following table sets forth a summary of our cash flows for the periods indicated:

Six Months Ended June 30, 2007

Net cash (used in) / provided by operating activities	9,991,514
Net cash used in investing activities	(1,813,625)
Net cash (used in) / provided by financing activities	(6,441,315)
Effect of exchange rate changes on cash and cash equivalents	108,475
Net increase in cash and cash equivalent	1,845,049
Cash and cash equivalents at the beginning of period	6,012
Cash and cash equivalents at the end of period	1,851,061

Cash has historically been generated from operations and has provided sufficient liquidity to support our: working capital requirements, planned capital expenditures, completion of current and future reorganization and acquisition-related programs, and debt obligations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash flows from continuing operations for the current quarter were $9,991,514. Overall performances was driven by continued improvement from different factors, such as improving business; acquisition efficiencies; strong cost reduction actions; regional tax incentives; productivity and cost-based price adjustments. This performance was partially offset/enhanced by different factors such as material prices; industry demand; acquisition integration costs, increased interest expense and higher shares outstanding.

Operating Activities

Net cash provided by our operating activities was $9,991,514 in the six months ended June 30, 2007, which include payment of wages, shipping and handling fees, taxes, etc. Our operating activities consisted of accounts receivable of approximately $4.9 million, accounts payable and accrued expenses of approximately ($0.1 million) and Inventory of approximately $1.7 million.

Investing Activities

Our main use of cash for investing activity was for the acquisition of the coffee pot production line which was approximately $1,972,500. Net cash used for investing activities in the six-month period ended June 30, 2007 was $(1,813,625).

Financing Activities

Net cash provided by financing activities in the six-month period ended June 30, 2007, totaled $(6,441,315), which mainly include related party occupied capital outflows of 2.5 million, the payments of short-term bank loans outflows of 1.7 million, and cash payment of 3.0 million for the acquisition of Well Profit.

In the second quarter, the short term financing of OCIL was supplied by cash from selling products. Well Profit has not borrowed money from banks. We believe that our current available working capital, after receiving the aggregate proceeds of the capital raising activities and bank loans, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to its stockholders.

Critical Accounting Policies

General

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The following policies, we believe, are our most critical accounting policies, are important to our financial position and results of operations, and require significant judgment and estimates on the part of management. Those policies, that in the belief of management are critical and require the use of judgment in their application, are disclosed on Form 10Q for the year ended June 30, 2007.  Since June 30, 2007, there have been no material changes to our critical accounting policies.

We have identified the following policies as critical to our business and the understanding of its results of operations. The impact of these policies is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where these policies affect reported and anticipated financial results. Preparation of this report requires our use of estimates and assumptions that affect the reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported revenue and expense amounts for the periods being reported. On an ongoing basis, we evaluate these estimates, including those related to the valuation of accounts receivable, and the potential impairment of long lived assets. We base the estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

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

The Company follows Emerging Issues Task Force (“EITF”) No. 99-19, Reporting Revenue as a Principal versus Net as an Agent.  Under the guidance of this EITF, the assessment of whether revenue should be reported gross with separate display of cost of sales to arrive at gross profit should be based on the following considerations: the Company acts as principal in the transaction, takes title to the products and has the risk and rewards of ownership (such as the risk of loss for collection, delivery or returns). Based on EITF No. 99-19, the Company recognizes all revenue on a gross basis.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to interest rate risk due primarily to our short-term bank loans. Although the interest rates are fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. Since July 20, 2007, the People’s Bank of China has increased the interest rate of Renminbi bank loans with a term of six months or less by 0.2% and loans with a term of six to 12 months by 0.3%. The new interest rates are approximately 6.0% and 6.8% for Renminbi bank loans with a term six months or less and loans with a term of six to 12 months, respectively.  The change in interest rates has no impact on our bank loans secured before July 28, 2007.  We monitor interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Credit Risk

The Company is exposed to credit risk from its cash in bank and fixed deposits and bills and accounts receivable.  The credit risk on cash in bank and fixed deposits is limited because the counterparties are recognized financial institutions.  Bills and accounts receivable are subjected to credit evaluations.  An allowance has been made for estimated irrecoverable amounts which has been determined by reference to past default experience and the current economic environment.

Foreign Exchange Risk

The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. Since July 2005, the Renminbi has no longer been pegged to the U.S. Dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

Because substantially all of our earnings and cash assets are denominated in Renminbi, but our reporting currency is the U.S. dollar, fluctuations in the exchange rate between the U.S. dollar and the Renminbi will affect our balance sheet and our earnings per share in U.S. dollars. In addition, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue in the future that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into foreign currencies.

Most of the transactions of the Company are settled in Renminbi and U.S. dollars.  In the opinion of the directors, the Company is note exposed to significant foreign currency risk.

Inflation

Inflationary factors, such as increases in the cost of our products and overhead costs, could impair our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of sales revenue if the selling prices of our products do not increase with these increased costs.

Company’s Operations are Substantially in Foreign Countries

Substantially all of our operations are conducted in China and are subject to various political, economic, and other risks and uncertainties inherent in conducting business in China.  Among other risks, the Group’s operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.   Additional information regarding such risks can be found under the heading “Risk Factors” in this Form 10-Q.

Concentration Risk and Uncertainties

We obtain a majority of our products from only a few suppliers whose nonperformance would have a near-term severe impact on our operations. During 2006, we purchased 91% of our products from only three suppliers and during 2005 we purchased 82% of our products from only two suppliers in 2006. At December 31, 2006 and 2005, amounts due to those suppliers included in accounts payable were $1,665,092 and $1,573,549, respectively. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated. Such failure could cause us to experience delivery delays or failures caused by production issues or could cause us to deliver of non-conforming products.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures.  The term internal disclosure controls and procedures, as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules, regulations and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to the our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Weiqiu Li, our Chief Executive Officer and Kin Wai Cheung, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2007. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

We also maintain internal control over financial reporting. The term internal control over financial reporting, as defined by regulations of the SEC, means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by the our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting procedures in the U.S. (GAAP), and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

To the Company’s knowledge, the Company is not a party to any pending legal proceeding, and the Company’s property is not the subject of a pending legal proceeding.  There are also no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.  RISK FACTORS.

RISKS RELATED TO OUR BUSINESS

The increasing concentration of our small electric household appliance sales among a few retailers and the trend toward private-label brands could negatively affect sales levels or profits.

With the growing trend towards the concentration of our small electric household appliance sales among a few retailers, we are increasingly dependent upon fewer customers whose bargaining strength is growing as a result of this concentration.  We sell a substantial quantity of our products to mass merchandisers, national department stores, variety store chains, drug store chains, specialty home retailers and other retail outlets.  These retailers generally purchase a limited selection of small electric household appliances. As a result, we compete for retail shelf space with our competitors.  In addition, certain of our larger customers are using their own private label brands on household appliances that compete directly with some of our products.  As the retailers in the small electric household appliance industry become more concentrated, competition for sales to these retailers may increase, which could adversely affect our results of operations.

We are susceptible to a material decrease in business if our customers decide not to utilize our services

Our customers might utilize the services of a different distributor or they might or directly import the products themselves from other manufacturers.  If we were to lose one of our major customers our revenues will materially decrease.  Through our acquisition of Juxian and Weihe, we now have our own production facilities in China, to facilitate a vertical integration with production being part of our operation.  However, there is no guarantee that we will be able to establish our own production facility and if we do there is no guarantee that we will be successful.

Our business could be adversely affected by retailer inventory management.

Changes in retailer inventory management strategies could make inventory management more difficult for us. As a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among retailers to make purchases on a “just-in-time” basis. This requires us to shorten our lead time for production in certain cases and more closely anticipate demand, which could in the future require the carrying of additional inventories or require us to incur additional expenses to expedite delivery.

Because of our reliance on unaffiliated third-party suppliers primarily in China, our production lead times are relatively long. Therefore, we generally commit to production in advance of customer orders.  If retailers significantly change their inventory management strategies or if they or we fail to forecast customer or consumer demand accurately, we may encounter difficulties in filling customer orders or in liquidating excess inventories, or may find that customers are canceling orders or returning products.  Distribution difficulties may have an adverse effect on our business by increasing the amount of inventory and the cost of warehousing inventory.  Any of these results could have a material adverse effect on us.

We rely on only a few suppliers for our raw materials and their non-performance would adversely affect our operations.

We obtain a majority of our products from only a few suppliers whose nonperformance would have a near-term severe impact on our operations.  During 2006, we purchased 91% of our products from only three suppliers and during 2005 we purchased 82% of our products from only two suppliers.  At December 31, 2006 and 2005, amounts due to those suppliers included in accounts payable were $1,665,092 and $1,573,549, respectively.  This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated.   Such failure could cause us to experience delivery delays or failures caused by production issues or could cause us to deliver of non-conforming products.

The small electric household and appliance industry is consolidating, which could have a material adverse effect on our success.

Over the past several years, the small electric household and appliance industry has undergone substantial consolidation, and further consolidation is likely.  As a result of this consolidation, the small electric household and appliance industry could largely consist of a limited number of large distributors.  To the extent that we do not continue to be a major participant in the small electric household and appliance industry, our ability to compete effectively with these larger distributors could be negatively impacted. As a result, our results of operations could be materially adversely affected.

Competition may materially adversely affect our results of operations.

The small electric household and appliance industry does not have onerous entry barriers.  As a result, we compete with many small manufacturers and distributors of household products.  Additional competitors may also enter this market and cause competition to intensify.  We believe that competition is based upon several factors, including product design and innovation, quality, price, product features, merchandising, promotion and warranty. If we fail to compete effectively with these manufacturers and distributors, our results of operations could be materially adversely affected.

We also compete with established companies, a number of which have substantially greater facilities, personnel, financial and other resources than we have.  In addition, we compete with our retail customers, who use their own private label brands, and with exporters and foreign manufacturers of unbranded products.  Some competitors may be willing to reduce prices and accept lower profit margins to compete with us.  As a result of this competition, we could lose market share and sales, or be forced to reduce our prices to meet competition.

We depend on consumer spending, which fluctuates for a variety of reasons, including seasonality.

Sales of our products are related to consumer spending. Any downturn in the general economy or a shift in consumer spending away from small electric household appliances would adversely affect our business. In addition, the market for small electric household appliances is highly seasonal in nature. We often recognize a substantial portion of our sales during the third and fourth quarters of the fiscal year due to increased demand by consumers in late summer and fall for the Holiday season.  Any economic downturn, decrease in consumer spending or a shift in consumer spending away from small electric household appliances could materially adversely impact our results of operations.

The failure of our business strategy could have a materially adverse effect on our business.

As part of our business strategy, we plan to:

•	continue cost reductions throughout the entire company and at our suppliers;

•	reduce product returns and improve the quality of our products;

•	pursue innovation in our product categories through our ability to research, design and test new product concepts; and

•	develop and sustain industry-leading sales, marketing and branding programs in our industry.

Our strategic objectives may not be realized or, if realized, may not result in increased revenue, profitability or market presence. Executing our strategy may also place a strain on our suppliers, information technology systems and other resources. To manage growth effectively, we must maintain a high level of quality, properly manage our third-party suppliers, continue to enhance our operational, financial and management systems and expand, train and manage our employee base. We may not be able to effectively manage our growth in any one or more of these areas, which could have a materially adverse effect on our business.

Our future success depends on the development of new and innovative products on a consistent basis in order to increase revenues and we may not be able to do so.

We believe that our future success is heavily dependent upon our ability to continue to make innovations in our existing products and to develop, source and market new products, which generally carry higher margins. We may not be successful in the introduction, marketing and sourcing of any new products or product innovations and we may not be able to develop and introduce in a timely manner innovations to our existing products that satisfy customer needs or achieve market acceptance.

Our business can be adversely affected by newly acquired businesses or product lines.

We will continue to acquire partial or full ownership in businesses and may acquire rights to market and distribute particular products or lines of products.  The acquisition of a business or of the rights to market specific products or use specific product names usually involve a financial commitment by us, either in the form of cash or stock consideration. Our delivery of unsecured promissory notes to the Juxian and Weihe shareholders in connection with our recent acquisition of Juxian and Weihe are examples of such a financial commitment.  In the case of a new license, such commitments are usually in the form of prepaid royalties and future minimum royalty payments.  We may not be able to acquire businesses and develop products that will contribute positively to our earnings.  Anticipated synergies may not materialize, cost savings may be less than expected, sales of products may not meet expectations and acquired businesses may carry unexpected liabilities.

Government regulations could adversely impact our operations.

Throughout the world, electrical appliances are subject to various mandatory and voluntary safety standards, including requirements in certain jurisdictions that products be listed by Underwriters Laboratories, Inc. or other such recognized laboratories. Many foreign, federal, state and local governments also have enacted laws and regulations that govern the labeling and packaging of products and limit the sale of product containing certain materials deemed to be environmentally sensitive. Our products may be found to be noncompliant. A determination that we are not in compliance with such rules, regulations or standards could result in the imposition of fines or an award of damages to private litigants.

Our business involves the potential for product recalls and product liability claims.

As distributors of consumer products to consumers in the United States, we are subject to the Consumer Products Safety Act, which empowers the U.S. Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous. Under certain circumstances, the U.S. Consumer Products Safety Commission could require us to repair, replace or refund the purchase price of one or more of our products, or we may voluntarily do so.  If we were required to remove, or we voluntarily remove, our products from the market, our reputation or brands could be tarnished and we might have large quantities of finished products that could not be sold.  Furthermore, failure to timely notify the U.S. Consumer Product Safety Commission of a potential safety hazard can result in fines being assessed against us.  Additionally, laws regulating certain consumer products exist in some states, as well as in other countries in which we sell our products, and more restrictive laws and regulations may be adopted in the future. We also face exposure to product liability claims if one of our products is alleged to have caused property damage, bodily injury or other adverse effects. We are self-insured to specified levels of those claims.

Our results of operations are also susceptible to adverse publicity regarding the quality and safety of our products. In particular, product recalls or product liability claims challenging the safety of our products may result in a decline in sales for a particular product. This could be true even if the claims themselves are ultimately settled for immaterial amounts. This type of adverse publicity could occur and product liability claims could be made in the future.

 If we grow through acquisitions and fail to successfully integrate acquired companies, our operations could be disrupted and management could become distracted by integration issues.

As part of our business strategy, we plan to grow in part by acquiring other product lines, technologies or facilities that complement or expand our existing business.  We may be unable to implement this part of our business strategy and may not be able to continue making acquisitions to continue our growth.  There is significant competition for acquisition targets in the small household appliance industry.  We may not be able to identify suitable acquisition candidates or negotiate attractive terms.  In addition, we may have difficulty obtaining the financing necessary to complete transactions that we pursue.  Future acquisitions may involve the issuance of our equity securities as payment, in part or in full, for the businesses or assets acquired.  Any future issuances of equity securities would dilute your ownership interests.  In addition, future acquisitions might not increase, and may even decrease, our earnings or earnings per share and the benefits derived by us from an acquisition might not outweigh or might not exceed the dilutive effect of the acquisition.  We also may incur additional debt or suffer adverse tax and accounting consequences in connection with any future acquisitions, although we currently do not have any identified future acquisition targets.

Where we are successful in completing acquisitions, we might experience difficulties in integrating the acquired business or assets. Acquisitions might result in unanticipated liabilities, unforeseen expenses and distraction of management’s time and attention. We cannot assure you that our acquisition strategy will be successful.

Expansion of our business may put added pressure on our management and operational infrastructure impeding our ability to meet any increased demand for our products and possibly hurting our operating results.

Our business plan is to significantly grow our operations to meet anticipated growth in demand for existing products, and by the introduction of new product offerings.  Our planned growth includes the construction of new production lines to be put into operation over the next twelve months.  Growth in our business may place a significant strain on our personnel, management, financial systems and other resources.  The evolution of our business also presents numerous risks and challenges, including:

•

our ability to successfully and rapidly expand sales to potential customers in response to potentially increasing demand;

•

the costs associated with such growth, which are difficult to quantify, but could be significant; and

•

rapid technological change.

To accommodate any such growth and compete effectively, we may need to obtain additional funding to improve information systems, procedures and controls and expand, train, motivate and manage our employees, and such funding may not be available in sufficient quantities, if at all.  If we are not able to manage these activities and implement these strategies successfully to expand to meet any increased demand, our operating results could suffer.

We depend heavily on key personnel, and turnover of key employees and senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, particularly Kin Wai Cheung, our Chief Financial Officer and Weiqiu Li, our Chief Executive Officer.  They also depend in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations.  If we lose a key employee or if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer.  Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team.  We do not maintain key man life insurance on any of these individuals.  We depend on the skills and abilities of these key employees in managing the manufacturing, technical, marketing and sales aspects of our business, any part of which could be harmed by further turnover.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports.  In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls.  We are not subject to these requirements for the fiscal year ending December 31, 2006, accordingly we have not evaluated our internal control systems in order to allow our management to report on, and our independent auditors to attest to, our internal controls as required by these requirements of SOX 404.  Under current law, we will be subject to these requirements beginning with our annual report for the fiscal year ending December 31, 2007, although the auditor attestation will not be required until our annual report for the fiscal year ended on December 31, 2008.  We can provide no assurance that we will comply with all of the requirements imposed thereby.  There can be no positive assurance that we will receive a positive attestation from our independent auditors.  In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

RISKS RELATED TO DOING BUSINESS IN CHINA

Adverse changes in political and economic policies of the PRC  government could impede the overall economic growth of China, which could reduce the demand for our products and damage our business.

We conduct substantially all of our operations and generate most of our revenue in China.   Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China.  The PRC economy differs from the economies of most developed countries in many respects, including:

•

the higher level of government involvement;

•

the early stage of development of the market-oriented sector of the economy;

•

the rapid growth rate;

•

the higher level of control over foreign exchange; and

•

the allocation of resources.

As the PRC economy has been transitioning from a planned economy to a more market-oriented economy, the PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. While these measures may benefit the overall PRC economy, they may also have a negative effect on us.

Although the PRC government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, the PRC government continues to exercise significant control over economic growth in China through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and imposing policies that impact particular industries or companies in different ways.

Any adverse change in the economic conditions or government policies in China could have a material adverse effect on the overall economic growth and the level of automotive investments and expenditures in China, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our business and prospects.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiaries in the PRC. Our operating subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.  In addition, all of our executive officers and all but one of our directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States.  As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and subsidiaries.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership.  Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters.  We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements.  However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Restrictions on currency exchange may limit our ability to receive and use our sales revenue effectively.

Most of our sales revenue and expenses are denominated in RMB. Under PRC law, the RMB is currently convertible under the “current account,” which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, our PRC operating subsidiaries may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our future revenue will be denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside China that are denominated in foreign currencies.

Foreign exchange transactions by PRC operating subsidiaries under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC government authorities, including SAFE. In particular, if our PRC operating subsidiaries borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance the subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce, or MOFCOM, or their respective local counterparts. These limitations could affect their ability to obtain foreign exchange through debt or equity financing.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by  purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership;  adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity;  covering the use of existing offshore entities for offshore financings;  purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and  making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We believe our stockholders who are PRC residents as defined in Circular 75 have registered with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries.  However, we cannot provide any assurances that their existing registrations have fully complied with, and they have made all necessary amendments to their registration to fully comply with, all applicable registrations or approvals required by Circular 75.  Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies.  For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders.  In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75.  We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures.  A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations which became effective on September 8, 2006.

On August 8, 2006, six PRC regulatory agencies, including the CSRC, promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, which became effective on September 8, 2006.  This new regulation, among other things, governs the approval process by which a PRC company may participate in an acquisition of assets or equity interests.  Depending on the structure of the transaction, the new regulation will require the PRC parties to make a series of applications and supplemental applications to the government agencies.  In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction.  Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies.  Compliance with the new regulations is likely to be more time consuming and expensive than in the past and the government can now exert more control over the combination of two businesses.  Accordingly, due to the new regulation, our ability to engage in business combination transactions has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate a transaction that is acceptable to our stockholders or sufficiently protect their interests in a transaction.

The new regulation allows PRC government agencies to assess the economic terms of a business combination transaction.  Parties to a business combination transaction may have to submit to the Ministry of Commerce and other relevant government agencies an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction.  The regulations also prohibit a transaction at an acquisition price obviously lower than the appraised value of the PRC business or assets and in certain transaction structures, require that consideration must be paid within defined periods, generally not in excess of a year.  The regulation also limits our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities.  Transaction structures involving trusts, nominees and similar entities are prohibited.  Therefore, such regulation may impede our ability to negotiate and complete a business combination transaction on financial terms that satisfy our investors and protect our stockholders’ economic interests.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and RMB and between those currencies and other currencies in which our sales may be denominated. Because substantially all of our earnings and cash assets are denominated in RMB, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the RMB has no longer been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Currently, some of our raw materials and major equipment are imported.  In the event that the U.S. dollars appreciate against RMB, our costs will increase.  If we cannot pass the resulting cost increases on to our customers, our profitability and operating results will suffer.  In addition, since our sales to international customers are growing rapidly, we are increasingly subject to the risk of foreign currency depreciation.

RISKS RELATED TO THE  MARKET FOR OUR STOCK GENERALLY

The market price of our common stock is volatile, leading to the possibility of its value being depressed at a time when you want to sell your holdings.

The market price of our common stock is volatile, and this volatility may continue.  For instance, between December 15, 2006 and June 30, 2007, the bid price of our common stock, as reported on the markets on which our securities have traded, ranged between $0.50 and $4.75.  Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly.  These factors include:

•

our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;

•

changes in financial estimates by us or by any securities analysts who might cover our stock;

•

speculation about our business in the press or the investment community;

•

significant developments relating to our relationships with our customers or suppliers;

•

stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the small household appliance industry;

•

customer demand for our products;

•

investor perceptions of the small household appliance industry in general and our company in particular;

•

the operating and stock performance of comparable companies;

•

general economic conditions and trends;

•

announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;

•

changes in accounting standards, policies, guidance, interpretation or principles;

•

loss of external funding sources;

•

sales of our common stock, including sales by our directors, officers or significant stockholders; and

•

additions or departures of key personnel.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs to us and divert our management’s attention and resources.

Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies.  For example, in late February 2007, the securities markets in the United States, China and other jurisdictions experienced the largest decline in share prices since September 2001.  These market fluctuations may adversely affect the price of our common stock and other interests in our company at a time when you want to sell your interest in us.

We do not intend to pay dividends on shares of our common stock for the foreseeable future, but if we intend to do so our holding company structure may limit the payment of dividends to our stockholders.

We have no direct business operations, other than our ownership of our subsidiaries.  While we have no current intention of paying dividends, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments.  In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions as discussed below.  If future dividends are paid in RMB, fluctuations in the exchange rate for the conversion of RMB into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

Chinese regulations currently permit the payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations.  Our subsidiaries in China are also required to set aside a portion of their after tax profits according to Chinese accounting standards and regulations to fund certain reserve funds.  Currently, our subsidiaries in China are the only sources of revenues or investment holdings for the payment of dividends.  If they do not accumulate sufficient profits under Chinese accounting standards and regulations to first fund certain reserve funds as required by Chinese accounting standards, we will be unable to pay any dividends.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the fiscal quarter ended June 30, 2007 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during that period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Number	Description
31.1	Chief Executive Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer and Chief Financial Officer Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2007	HOME SYSTEM GROUP

	By:	/s/ Wei Qui Li
Wei Qui Li, Executive Officer

By:	/s/ Kin Wai Cheung
Kin Wai Cheung, Chief Financial Officer

EXHIBITS

Number	Description
31.1	Chief Executive Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer and Chief Financial Officer Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.