Form 10-Q
period 2007-09-30
Home System Group
filed 2007-12-06
CIK 1172319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of December 6, 2007, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	62,477,949

Transitional Small Business Disclosure Format (check one) Yes ☐   No ☒

PART I — FINANCIAL INFORMATION

HOME SYSTEM GROUP AND SUBSIDIARIES

FINANCIAL STATEMENTS

SEPTEMBER 30, 2007
(UNAUDITED)

C O N T E N T S

PAGE

CONSOLIDATED BALANCE SHEETS	1-2

CONSOLIDATED STATEMENTS OF OPERATIONS	3

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)	4

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY	5

CONSOLIDATED STATEMENTS OF CASH FLOWS	6-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8 - 23

HOME SYSTEM GROUP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$2,839,850	$6,012
Restricted cash	1,187,153	-
Accounts receivable	5,708,032	3,212,160
Prepaid expense and other receivable	4,268,966	-
Inventories	8,388,230	2,334,744
Trade deposits	3,352,192	112,824
Employee advances	-	4,391
Due from related party	11,863,214	-
Deferred finance costs - acquisitions	1,761,112	-
	39,368,749	5,670,131

OTHER ASSETS
Property and equipment - net	12,994,171	3,684,326
Goodwill - acquisition	18,833,315	-
Deferred finance costs - acquisitions	905,299	-
Intangible assets- customers relationships - net	17,891,651	-
Other assets	1,181,439	-

TOTAL ASSETS	$91,174,624	$9,354,457

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank loan	$760,380	$-
Bank advances	4,026,023	-
Accounts payable	13,346,150	2,353,705
Accrued expenses	4,348,650	389,455
Loan payable	138,669	-
Taxes payable	68,598	122,262
Due to directors	238,293	-
Due to related party	4,000	2,519,898
Due to stockholder	266,952	-
Common stock to be issued	25,554,000	-
Promissory notes payable	8,191,946	-
	56,943,661	5,385,320
LONG TERM LIABILITIES
Promissory notes payable	21,200,000	-

TOTAL LIABILITIES	$78,143,661	$5,385,320

HOME SYSTEM GROUP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

STOCKHOLDERS' EQUITY

COMMON STOCK - $0.001 par value; 200,000,000 shares authorized, 62,477,949 shares and 42,500,000 shares issued and outstanding	$62,478	$42,500

PAID-IN CAPITAL	6,894,468	3,709,025

COMMON STOCK SUBSCRIBED	40,000,000	-

SUBSCRIPTION RECEIVABLE	(33,425,000)	-

NOTE RECEIVABLE FOR STOCK ISSUANCE	(900,000)	-

RETAINED EARNINGS (ACCUMULATED DEFICIT)	(45,933)	118,249

CUMULATIVE TRANSLATION ADJUSTMENT	444,950	99,363

TOTAL STOCKHOLDERS' EQUITY	$13,030,963	$3,969,137

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$91,174,624	$9,354,457

See accompanying notes to consolidated financial statements

HOME SYSTEM GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 AND FOR THE

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND FOR THE PERIOD APRIL 5, 2006

(DATE OF INCORPORATION) THROUGH SEPTEMBER 30, 2006

(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30	April 5, 2006 through September 30

	2007	2006	2007	2006
	Unaudited	Unaudited	Unaudited	Unaudited

NET SALES	$14,929,503	$449,502	$37,873,182	$449,502

OPERATING EXPENSES
Cost of net sales	12,427,203	365,366	32,369,833	365,366
Amortization of intangible assets- customers relationships	941,666	-	941,666	-
General and administrative expenses	1,827,378	54,627	3,167,087	55,145
	15,196,247	419,993	36,478,586	420,511

INCOME (LOSS) FROM OPERATIONS	(266,744)	29,509	1,394,596	28,991

OTHER INCOME (EXPENSE)
Finance costs	(739,276)	(4,111)	(739,853)	(4,111)
Interest income	41,173	65	49,186	95
	(698,103)	(4,046)	(690,667)	(4,016)
INCOME (LOSS) BEFORE INCOME TAXES	(964,847)	25,463	703,929	24,975

INCOME TAXES - CURRENT	(491,379)	(9,191)	(563,862)	(9,191)

NET INCOME (LOSS)	$(1,456,226)	$16,272	$140,067	$15,784

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.02)	$0.00	$0.00	$0.00

BASIC AND DILUTED WEIGHTED AVERAGE PER SHARE	62,466,862	14,753,987	60,166,643	14,753,987

See accompanying notes to consolidated financial statements

HOME SYSTEM GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 AND FOR THE

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND FOR THE PERIOD APRIL 5, 2006

(DATE OF INCORPORATION) THROUGH SEPTEMBER 30, 2006

(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30	April 5, 2006 through September 30

	2007	2006	2007	2006
	Unaudited	Unaudited	Unaudited	Unaudited

NET INCOME (LOSS)	$(1,456,226)	$16,272	$140,067	$15,784

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	237,116	-	345,587	-

COMPREHENSIVE INCOME (LOSS)	$(1,219,110)	$16,272	$485,654	$15,784

See accompanying notes to consolidated financial statements

HOME SYSTEM GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2007

	Number of					Note	Retained
	Shares of			Common		Receivable	Earnings/	Cumulative
	Common	Common	Paid-in	Stock	Subscription	For Stock	( Accumulated	Translation
	Stock	Stock	Capital	Subscribed	Receivable	Issuance	Deficits)	Adjustment	Total

BALANCE AT DECEMBER 31, 2006	10,000	$ 1,285	$ 3,750,240	$ -	$ -	$ -	$ 118,249	$ 99,363	$ 3,969,137

Retroactive recapitalization	42,490,000	41,215	(41,215)	-	-	-	-	-	-

BALANCE AT DECEMBER
31, 2006	42,500,000	42,500	3,709,025	-	-	-	118,249	99,363	3,969,137

Issuance of common stock at
merger and note receivable
acquired in merger	19,797,949	19,798	5,032,355	-	-	(900,000)	-	-	4,152,153

Dividend distribution upon
merger	-	-	(2,695,751)	-	-	-	(304,249)	-	(3,000,000)

Issuance of common stock for
prepaid expenses	150,000	150	622,350	-	-	-	-	-	622,500

Issuance of common stock for
employees	30,000	30	149,970	-	-	-	-	-	150,000

Common stock to be issued	-	-	-	-	-	-	-	-	-

Common stock subscribed – 10
millions shares at $4 per share	-	-	-	40,000,000	(33,425,000)	-	-	-	6,575,000

Issuance of stock options	-	-	76,519	-	-	-	-	-	76,519

Cumulative translation
adjustment	-	-	-	-	-	-	-	345,587	345,587

Net income for the nine months
ended September 30, 2007	-	-	-	-	-	-	140,067	-	140,067

BALANCE AT SEPTEMBER
30, 2007 (UNAUDITED)	62,477,949	$ 62,478	$ 6,894,468	$ 40,000,000	$ (33,425,000)	$ (900,000)	$ (45,933)	$ 444,950	$ 13,030,963

See accompanying notes to consolidated financial statements

HOME SYSTEM GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND FOR THE

PERIOD APRIL 5, 2006 (DATE OF INCORPORATION) THROUGH SEPTEMBER 30, 2006

 (UNAUDITED)

	Nine Months Ended September 30
	2007	2006
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$140,067	$15,784
Adjustments to reconcile net income
to net cash provided by (used in) operating activities
Depreciation	543,835	56,294
Amortization of intangible assets- customers relationships	941,666	-
Stock-based compensation	226,519	-
Deferred finance cost - acquisition	440,278	-
Change in assets and liabilities, net of effects from acquisition:
(Increase) decrease in assets
Accounts receivable	7,938,230	(518,730)
Prepaid expense and other receivable	544,427	(103,886)
Loan receivable	(15,503)	-
Inventories	(2,051,402)	(1,494,552)
Trade deposits	6,260,947	-
Employee advances	(54,859)	-
Increase (decrease) in liabilities
Accounts payable and accrued expenses	3,833,841	1,964,592
Taxes payable	(625,051)	-

Net cash provided by (used in) operating activities	18,122,995	(80,498)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,869,605)	(3,693,643)
Cash acquired in merger	55,980	-
Cash acquired in acquisition	3,971,147	-
Acquisition of subsidiaries	(7,608,054)	-

Net cash used in investing activities	(5,450,532)	(3,693,643)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of share capital	-	3,752,640
Restricted cash	(1,179,144)	-
Net repayments of bank loans	(1,745,000)	-
Loan payable	137,734	-
Bank advances	(508,445)	-
Net increase in due from related party	(1,377,335)	-
Net decrease in due to related party	(2,657,709)	33,914
Increase in due to directors	130,724	-
Increase in due to stockholder	266,953	-
Dividend distribution for acquisition	(3,000,000)	-

Net cash provided by (used in) financing activities	(9,932,222)	3,786,554

See accompanying notes to consolidated financial statements

HOME SYSTEM GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND FOR THE

PERIOD APRIL 5, 2006 (DATE OF INCORPORATION) THROUGH SEPTEMBER 30, 2006

 (UNAUDITED)

	Nine Months Ended September 30
	2007	2006
	Unaudited	Unaudited

EXCHANGE RATE EFFECT ON CASH	93,597	243

NET INCREASE IN CASH	2,833,838	12,656

CASH - BEGINNING OF PERIOD	6,012	-

CASH - END OF PERIOD	$2,839,850	$12,656

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Cash paid during the period for:
Interest	$99,940	$-
Income taxes	$426,592	$5,161

NONCASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for prepaid expenses	$662,500	-
Common stock to be issued for investment in subsidiaries	25,554,000	-
Issuance of promissory note for investment in subsidiaries	29,391,946	-
Assets acquired for the acquisitions during the period	31,926,742	-
Liabilities assumed for the acquisitions during the period	$14,132,777	-

See accompanying notes to consolidated financial statements

HOME SYSTEM GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared by Home System Group ("HSG") and Subsidiaries (collectively, the "Company").  These statements include all adjustments (consisting only of their normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the Form 10-KSB for the year ended December 31, 2006 ("2006 Form 10-KSB").  Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading.  The Notes to Financial Statements included in the 2006 Form 10-KSB should be read in conjunction with the accompanying interim financial statements.  The interim operating results for the nine months ended September 30, 2007 may not be indicative of operating results expected for the full year.

Basis of Preparation

Home System Group, Inc. ("HSGI") was incorporated with limited liability in The British Virgin Islands on February 28, 2003.  HSGI, with a minimum capitalization of $2, was inactive until June 30, 2006 when HSGI acquired all the issued and outstanding stock of Oceanic International (HK) Limited ("Oceanic").  Oceanic is an operating company organized under the laws of Hong Kong on June 23, 2004 for the purpose of trading gas grills, home electronic appliances and bin racks.  Since the ownership of HSGI and Oceanic were the same, the merger was accounted for as a transaction between entities under common control, whereby HSGI recognized the assets and liabilities transferred at their carrying amounts.

On August 4, 2006, Supreme Realty Investments, Inc. ("Supreme"), a public shell company, acquired HSGI. Under the terms of the merger agreement, the stockholders of HSGI received 8,000,000 (post reverse stock split) shares of common stock of Supreme for 100% of HSGI’s outstanding common stock.  Following the merger, the Company changed its name to Home System Group ("HSG").  Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination.  That is, the share exchange is equivalent to the issuance of stock by HSGI for the net monetary assets of Supreme, accompanied by a recapitalization, and is accounted for as a change in capital structure.  Accordingly, the accounting for the share exchange will be identical to that resulting from a reverse acquisition, except no goodwill will be recorded.  Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, Supreme, are those of the legal acquiree which are considered to be the accounting acquirer, HSGI.  Shares and per share amounts stated have been adjusted to reflect the merger.

Holy (HK) Limited ("Holy") was incorporated in Hong Kong on September 26, 2006 for the purpose of being a holding company.  Oceanic Well Profit, Inc. ("Well Profit"), a wholly-owned subsidiary of Holy, was incorporated in the Peoples Republic of China ("PRC") on April 5, 2006 for the purpose of manufacturing gas grills, home electronic appliances and bin racks.

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
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

On January 31, 2007, Home System Group ("HSG") acquired Holy (HK) Limited and its wholly-owned subsidiary Well Profit.  Under the terms of the merger agreement, the stockholders of Holy received $3,000,000 and 42,500,000 shares of voting common stock of HSG in exchange for 100% of Holy’s outstanding common stock.  For accounting purposes, the acquisition has been treated as an acquisition of HSG by Holy and as a recapitalization of Holy. The historical financial statements prior to January 31, 2007 are those of Holy. Share and per share amounts have been retroactively adjusted to reflect the acquisition.

In July 2007 the Company acquired two additional subsidiaries, Zhongshan Weihe Electrical Appliances Co., Ltd. and Zhongshan Juxian Gas Oven Co., Ltd., refer to note 2 below.

Basis of Consolidation

The unaudited consolidated financial statements include the accounts of HSG and its wholly-owned subsidiaries Holy, Well Profit, Oceanic International (HK) Limited ("Oceanic"), Zhongshan Weihe Electrical Appliances Co., Ltd and Zhongshan Juxian Gas Oven Co., Ltd.  (collectively, the "Company").  All material intercompany transactions have been eliminated in consolidation.

Earnings (Loss) Per Share of Common Stock

Historical net earnings (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share for the three and nine month periods ended September 30, 2007 because to do so would be anti-dilutive due to the net loss for each period. There were no common stock equivalents outstanding during the three and nine months ended September 30, 2007.

Comprehensive Income

The Company follows the Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes.  FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.  FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption.  The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  The Company adopted FIN 48 effective January 1, 2007.  The adoption of FIN 48 did not require an adjustment to the opening balance of retained earnings as of January 1, 2007.

HOME SYSTEM GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurement. SFAS No. 157 is effective for fiscal years after November 15, 2007 and interim periods within those fiscal years. The Company does not believe that the adoption of the provisions of SFAS No. 157 will materially impact its financial statement and footnote disclosures.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for the Company beginning with the first quarter of 2008. The Company has not yet determined the impact of the adoption of SFAS No. 159 on its financial statements and footnote disclosures.

Long-Lived Assets

Long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable.

For long-lived assets used in operations, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted cash flows. The Company measures the impairment loss based on the difference between the carrying amount and estimated fair value.

Long-lived assets are considered held for sale when certain criteria are met, including: management’s commitment to a plan to sell the asset, the asset is available for sale in its immediate condition, and the sale is probable within one year of the reporting date. Assets held for sale are reported at the lower of cost or fair value less costs to sell.

Deferred Finance Costs

Deferred finance costs are being amortized over the term of the non-interest bearing promissory notes payable issued regarding the business acquisitions, using the effective interest method.

Control By Principal Stockholders

The directors, executive officers and their affiliates or related parties, if they voted their shares uniformly, could have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company's assets.

HOME SYSTEM GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill

The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using discounted projected cash flows. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. The Company will conduct its annual impairment test as of December 31 of each year, and will determine if there is any impairment in

2007. There were no events or circumstances through the filing date of this report that would require an impairment charge at September 30, 2007.

Intangible Assets – Customers Relationships

Capitalized amounts are amortized on a 5 years basis (Note 2).

Use Of Estimates

The preparation of the financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Significant Estimates

Several areas require management's estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management estimates related to valuation of intangible assets acquired in business acquisitions, accrued liabilities and the useful lives for amortization and depreciation.

On January 1, 2006, the Company adopted SFAS NO.123R. In March 2005, the SEC staff expressed their views with respect to SFAS NO.123R in Staff Accounting Bulletin No. 107, Share-Based Payment ("SAB 107"). SAB 107 provides guidance on valuing options. The impact of SFAS for the nine months ended September 30, 2007 was to record a non-cash compensation expense of approximately $74,519. The adoption of SFAS NO.123R had no effect on cash flow from operations or cash flow from financing activities for the nine months ended September 30, 2007. SFAS NO.123R requires the cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options ("excess tax benefits") to be classified as financing cash flows. Prior to the adoption of SFAS NO.123R, excess tax benefits would have been classified as operating cash inflows. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to stock-based compensation costs as a result of the full valuation allowance on the net operating loss carry forwards.

The Company recognizes share-based compensation expense for all service-based awards with graded vesting schedules on a straight-line basis over the requisite service period for the entire award. Initial accruals of compensation expense are based on the estimated number of shares for which requisite service is expected to be rendered. Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation cost of a change in the estimated forfeitures is recognized in the period of the change.

HOME SYSTEM GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 2 – BUSINESS ACQUISITIONS

ZHONGSHAN WEIHE ELECTRICAL APPLIANCES CO., LTD. ("Weihe")

Weihe was acquired on July 5, 2007 by Well Profit. The acquisition was a stock and cash transaction valued at approximately $45,000,000.  Under the terms of the Weihe share exchange agreement (the "Weihe Agreement"), the consideration consists of 4,500,000 newly issued shares of HSG’s common stock, (stock price valued at  $4.66 per share – average share price 5 trading days in which there were transactions prior to the acquisition) which were divided proportionally among Weihe’s stockholders in accordance with their respective ownership interests in the Company immediately before the closing of the transaction.  The cash consideration consists of $27,000,000 in cash, again divided proportionally among Weihe’s stockholders in accordance with their respective ownership interests in Weihe’s immediately before the closing of the transaction and payable as follows: $10,800,000 due on the first anniversary of the closing of the transaction, and $16,200,000 due on the second anniversary of closing of the transaction. The obligation to pay the cash consideration is evidenced by interest-free promissory notes between HSG and each of Weihe’s stockholders.

The estimated initial fair value of the non-interest bearing promissory note payable is based on the discounted effective borrowing rate of the Company, discount rate of 6.7%. The Company paid $7,214,534 of the total cash consideration of $27,000,000 at the closing date, leaving a balance due on the promissory note after the closing of $19,785,466. The net present value of this note payable at July 5, 2007 was $17,580,172 and deferred finance costs of $2,205,294 was recorded and amortized using the effective interest rate method. The amortization of the deferred finance costs for the nine months and three months ended September 30, 2007 was $294,468, which was recorded as interest expense for the three and nine month periods ended September 30, 2007.

In valuing the intangible assets, management has done a preliminary valuation as of June 30, 2007 and has determined that 50% of the total intangible assets acquired in this acquisition is Goodwill and remaining 50% of the total intangible assets  to be customer relationships. The total goodwill and customer relationship preliminary valuation combined at the date of this acquisition is $26,319,914 of which $13,159,957 is apportioned to customer relationship.  The life of the customer relationship is 5 years, and the straight line amortization of this customer list for the nine month and three months ended September 30, 2007 from the date of acquisition is $657,998. The total preliminary goodwill amount of $13,159,957 and the preliminary customer relationship amount is subject to change, once the final valuation report is completed for this acquisition.

Although the Weihe Agreement was executed by the parties thereto, the Company has not been able to deliver the stock portion of the purchase price of Weihe to Weihe’s stockholders because the delivery of shares of the Company’s common stock in connection with the acquisition of Weihe is not permitted pursuant to applicable PRC law, so long as the Company is listed and traded on the OTCBB, rather than an exchange recognized by the applicable PRC governmental authorities, such as Nasdaq, AMEX and the NYSE.  As a result, to date, the Company only paid the cash portion of the purchase price to the Weihe stockholders and has not delivered the stock portion.  In addition, all the Company’s filings for approval of the transaction with the local PRC authorities have requested approval based only on the cash portion of the total consideration.  The Company has not made an application for listing on any other exchange and currently does not satisfy the listing requirements of such exchanges.  If the Company is unable to list on an exchange in a timely manner such that delivery of the shares would be permissible, it may be required to renegotiate the original terms of the acquisition with the Weihe stockholders in order to avoid a breach of the agreement and a demand for, or award of, damages to the Weihe shareholders.   Such renegotiation may result in the payment of additional cash or other consideration to the Weihe shareholders.  The Company cannot currently estimate the amount of such additional consideration, if any.   The Company may also face certain fines and/or penalties under PRC law in connection with its agreement to deliver the share consideration for Weihe and with the related PRC filings, including but not limited to an unwinding of the acquisitions.  The Company intends to promptly amend the terms of the Weihe agreement, as well as the current report on Form 8-K filed by the Company in connection with the agreement, to clarify that payment of the share consideration will be made only as permitted under PRC law and/or other amendment of the transaction consideration.

HOME SYSTEM GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 2 – BUSINESS ACQUISITIONS – CONTINUED

ZHONGSHAN JUXIAN GAS OVEN CO., LTD ("Juxian")

Juxian was acquired on July 2, 2007 by Well Profit.  On April 20, 2007, the Company entered into a Share Exchange Agreement (the "Juxian Agreement") pursuant to which Oceanic Well Profit, Inc. acquired 100% of Juxian in a stock and cash transaction valued at approximately $14,000,000. Under the Agreement, in exchange of surrendering their shares in Juxian, the stockholders of Juxian received both stock consideration, (stock price at  $4.59 per share – average share price 5 trading days in which there were transactions prior to the acquisition) and cash consideration from HSG. The stock consideration consists of 1,000,000 newly issued shares of the HSG common stock, which will be divided proportionally among Juxian’s stockholders in accordance with their respective ownership interests in Juxian’s immediately before the closing of the transaction. The cash consideration consists of $10,000,000 in cash, again divided proportionally among Juxian’s stockholders in accordance with their respective ownership interests in the Company immediately before the closing of the transaction and payable as follows: $5,000,000 due on the first anniversary of the closing of the transaction, and $5,000,000 due on the second anniversary of closing of the transaction.  The obligation to pay the cash consideration is evidenced by interest-free promissory notes between the Company.

The estimated initial fair value of the non-interest bearing promissory note payable is based on the discounted effective borrowing rate of the Company, discount rate of 6.7%. The Company paid $393,520 of the total cash consideration of $10,000,000 at the closing, leaving a balance due on the promissory note after the closing of $9,606,480. The net present value of this note payable at July 5, 2007 was $8,705,084 and deferred finance costs of $901,396 was recorded and amortized using the effective interest rate method. The amortization of the deferred finance costs for the nine months and three months ended September 30, 2007 was $145,810, which was recorded as interest expense for the periods.

In valuing the intangible assets, management has done a preliminary valuation as of June 30, 2007 and has determined that 50% of the total intangible assets acquired in this acquisition is Goodwill and remaining 50% of the total intangible assets  to be customer relationships. The total goodwill and customer relationship preliminary valuation combined at the date of this acquisition is $11,346,716 of which $5,673,358 is apportioned to customer relationship.  The life of the customer relationship is 5 years, and the straight line amortization of this customer list for the nine month and three months ended September 30, 2007 from the date of acquisition is $283,668. The total preliminary goodwill amount of $5,673,358 and the preliminary customer relationship amounts are subject to change, once the final valuation report is completed for this acquisition.

Although the Juxian Agreement was executed by the parties thereto, the Company has not been able to deliver the stock portion of the purchase price of Juxian to Juxian’s stockholders because the delivery of shares of the Company’s common stock in connection with the acquisition of Juxian is not permitted pursuant to applicable PRC law, so long as the Company is listed and traded on the OTCBB, rather than an exchange recognized by the applicable PRC governmental authorities, such as Nasdaq, AMEX and the NYSE.  As a result, to date, the Company only paid the cash portion of the purchase price to the Juxian stockholders and has not delivered the stock portion.  In addition, all the Company’s filings for approval of the transaction with the local PRC authorities have requested approval based only on the cash portion of the total consideration.  The Company has not made an application for listing on any other exchange and currently does not satisfy the listing requirements of such exchanges.  If the Company is unable to list on an exchange in a timely manner such that delivery of the shares would be permissible, it may be required to renegotiate the original terms of the acquisition with the Juxian stockholders in order to avoid a breach of the agreement and a demand for, or award of, damages to the Juxian shareholders.   Such renegotiation may result in the payment of additional cash or other consideration to the Juxian shareholders.  The Company cannot currently estimate the amount of such additional consideration, if any.   The Company may also face certain fines and/or penalties under PRC law in connection with its agreement to deliver the share consideration for Juxian and with the related PRC filings, including but not limited to an unwinding of the acquisitions.  The Company intends to promptly amend the terms of the Juxian agreement, as well as the current report on Form 8-K filed by the Company in connection with the agreement, to clarify that payment of the share consideration will be made only as permitted under PRC law and/or other amendment of the transaction consideration.

HOME SYSTEM GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 2 – BUSINESS ACQUISITIONS – CONTINUED

In accordance with the purchase method of accounting, the results of Weihe and Juxian and the estimated fair market values of the assets and liabilities have been included in the Company’s consolidated financial statements from the dates of acquisition. The total fair market value of the 4,500,000 shares and 1,000,000 shares of stock to be issued for these acquisitions, valued at $4.66 per share and $4.59 per share respectively as mentioned above was $25,554,000.

As the Company has not been able to deliver the stock portion of the consideration, the delivery of which is not approved by the PRC, and the Company does not currently satisfy the requirements to be listed on the exchanges approved by the PRC government for such delivery, the Company may need to settle this portion in the form of cash instead.  As such, the total amount of $25,554,000 is shown as a current liability on the balance sheet.

The purchase price for Weihe and Juxian was allocated to assets acquired and liabilities assumed. The estimated fair value of the tangible assets acquired and liabilities assumed approximated the historical cost basis. The excess of the purchase price over the fair value of the tangible assets was allocated to intangibles, based on their estimated fair values, as determined, on a preliminary basis, by management with the assistance of an independent third-party appraiser, as follows:

2007
Trade and other receivables	$11,006,854
Other current assets	26,826
Amount due from a related company, directors and stockholders	7,987,929
Inventories	3,936,995
Property, plant and equipment	8,968,137
Goodwill	18,833,315
Customers Relationship	18,833,315
Trade and other payables	(7,356,054)
Taxes payable	(562,308)
Amount due to a related company and a director	(240,635)
Dividend payable	(657,500)
Other current liabilities	(93,441)
Bank loans	(5,222,838)

Net assets acquired – net of cash acquired	$55,460,595

Of the total acquired assets, $18,833,315 was assigned to goodwill, which is not subject to amortization. The allocation of the purchase price is based on management’s preliminary valuation of certain intangible assets and the valuation report will be finalized before the year end December 31, 2007 by an independent third-party appraiser.

Goodwill is comprised of the residual amount of the purchase price over the fair value of acquired tangible and intangible assets.  The Company believes that the goodwill values in Weihe and Juxian are not impaired principally due to the customer relationships each company has with major retailers in the United States. Both companies has developed a good reputation beyond its existing customers and the "work-force-in-place" value for having these companies’ employees being identified and hired.

REVERSE MERGER

On January 31, 2007, HSG acquired all of the outstanding common stock of Holy. For accounting purposes, the acquisition has been treated as an acquisition of HSG by Holy and as a recapitalization of Holy. The historical financial statements prior to January 31, 2007 are those of Holy and its subsidiary Well Profit.

HOME SYSTEM GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 2 – BUSINESS ACQUISITIONS – CONTINUED

The following table presents the unaudited results of operations of the Company as if HSG, Weihe and Juxian acquisitions had been consummated as of January 1, 2006 and the results are shown for the nine months ended September 30, 2007 and 2006, and includes certain pro forma adjustments, including depreciation and amortization on the assets acquired, and other adjustments.

	2007	2006

Revenues	$80,109,498	$44,790,812
Net profit	$2,737,229	$837,362
Net profit per share - basic and diluted	$0.04	$0.01
Shares used for computing earnings per share	62,414,763	57,297,949

NOTE 3 – DUE FROM RELATED PARTIES AND RELATED PARTIES TRANSACTIONS

The amount represent the following:

Trade receivable of $11,627,683 from Wai Yi Enterprises Company Limited ("Wai Yi"), a distribution company engaged in the exportation of products manufactured in the PRC. Weihe sells substantially all of its products to Wai Yi, its exclusive distributor, through an unwritten commercial arrangement between Weihe and Wai Yi. There are no stated interest rate or repayment terms. Wai Yi is controlled by two stockholders of the Company, one of which is also an executive director of the Company.

Trade deposits of $235,531 for future purchase of materials from a company whose director is also a director of the Company.

During the three-month periods ended September 30, 2007 and 2006, the Company had the following transactions with two related companies in the normal course of business: Wai Yi and Zhongshan City Baoying Appliance Co. Ltd. Wai Yi accounts for $9,527,900 of the Company's sales for the three-month period ended September 30, 2007 and the receivables period for the products sold to Wai Yi is 2-3 months.

	2007	2006

Sales to the related companies	$9,527,900	$-
Percentage of total net sales	63.82%	-
Purchases from the related companies	$443,308	$-
Percentage of total purchases	3.38%	-

During the nine month periods ended September 30, 2007 and 2006, the Company had the following transactions with two related companies in the normal course of business.

	2007	2006

Sales to the related companies	$9,527,900	$-
Percentage of total net sales	25.16%	-
Purchases from the related companies	$443,308	$-
Percentage of total purchases	1.37%	-

HOME SYSTEM GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 3 – DUE FROM RELATED PARTIES AND RELATED PARTIES TRANSACTIONS – CONTINUED

The sales concentration with Wai Yi Enterprises Company Limited, makes the Company vulnerable to any changes in the business environment in which the related parties operate. The Company may be adversely affected should orders decrease or the relationship terminated.

The above disclosures exclude purchase transactions with Zhongshan Oceanic International Co. Ltd. ("Oceanic PRC"), a supplier of raw materials to the Company.  Oceanic PRC was owned by two of the Company's executives until August 2007 when they sold their interests in Oceanic PRC.  Oceanic PRC still owns the facilities in which the Company's subsidiary, Well Profit, operates and Well Profit uses these facilities subject to a lease agreement with Oceanic PRC.   During the three and nine months ended September 30, 2007, the total amount of purchases from Oceanic PRC was approximately $818,000 and $7,689,000, respectively.  As at September 30, 2007, the amount due to Oceanic PRC included in the accounts payable amounted to $1,369,379. There is also a trade deposit as of September 30, 2007 with this previously related company (Note 7).

NOTE 4 – SEGMENT REPORTING

Statement of Financial Accounting Standards No 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information", requires use of the "management approach" model for segment reporting. Under this model, segment reporting is consistent with the way Company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

The Company has two reportable segments: (1) Fan products (Weihe) and (2) Barbeque set products (Oceanic and Juxian). These operating segments were determined based on the nature of the products and services offered. Overhead items that are specifically identifiable to a particular segment are applied to such a segment.

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company's chief executive officer and chief financial officer have been identified as the chief decision makers. The Company's chief operation decision makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.

HOME SYSTEM GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes.

	Fans products		Barbeque set and other products		Corporate		Consolidated total
	Nine months ended September 30		Nine months ended September 30		Nine months ended September 30		Nine months ended September 30
	2007	2006	2007	2006	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$11,510,802	$-	$26,362,380	$449,502	$-	$-	$37,873,182	$499,502
Depreciation and amortization	$319,403	$-	$1,166,098	$56,294	$-	$-	$1,485,501	$56,294
Segment income (loss) before taxes	$1,681,152	$-	$689,457	$28,991	$(976,013)	$-	$1,394,596	$28,991
Segment assets	$33,195,451	$-	$57,765,453	$5,832,701	$213,720	$-	$91,174,624	$5,832,701
Capital expenditures	$2,846	$-	$1,866,759	$3,693,643	$-	$-	$1,869,605	$3,693,643

HOME SYSTEM GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 4 – SEGMENT REPORTING – CONTINUED

	Fans products		Barbeque set and other products		Corporate		Consolidated total
	Three months ended September 30		Three months ended September 30		Three months ended September 30		Three months ended September 30
	2007	2006	2007	2006	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$11,510,802	$-	$3,418,701	$449,502	$-	$-	$14,929,503	$449,502
Depreciation and amortization	$319,403	$-	$1,033,014	$56,294	$-	$-	$1,352,417	$56,294
Segment income (loss) before taxes	$1,681,152	$-	$(1,297,017)	$29,509	$(650,879)	$-	$(266,744)	$29,509
Segment assets	$33,195,451	$-	$57,765,453	$5,832,701	$213,720	$-	$91,174,624	$5,832,701
Capital expenditures	$2,846	$-	$23,037	$10,824	$-	$-	$25,883	$10,824

NOTE 5 – INVENTORIES

Inventories as of September 30, 2007 consists of the following:

Raw materials	$4,809,762
Work in process	174,642
Finished goods	3,403,826

Total	$8,388,230

NOTE 6 – SHIPPING AND HANDLING FEES AND COSTS

The Company follows Emerging Issues Task Force ("EITF") No. 00-10, Accounting for Shipping and Handling Fees and Costs.  The Company does not charge its customers for shipping and handling.  The Company classifies shipping and handling costs as part of the cost of goods sold which are $729,840 and $438,908 for the nine months ended September 30, 2007 and 2006 respectively and $550,638 and $438,908 for the three months ended September 30, 2007 and 2006.

NOTE 7 – TRADE DEPOSITS

This amount represents deposits held by suppliers to be used for future purchases. Included in trade deposits is $1,798,377 paid to Oceanic PRC, which was a related company until August 2007  (Note 3).

NOTE 8 – BANK LOAN

A bank loan of $760,380 is credited from Bank of Communications with interest rate 5.45% from January 2007 to January 2008.

NOTE 9 – DUE TO STOCKHOLDER

Amount represents advances from stockholders.  The $266,952 amount due to stockholder represents $842,946 (due to Kaming Yu, our controlling shareholder), less $575,994 (due from the stockholder of Simple (HK) Investment and Management Co., Ltd, the prior owner of HSG).  The amount due is unsecured with no stated interest or repayment terms.

NOTE 10 – STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"), using the modified prospective method as permitted under SFAS No. 123R.  Under this transition method, compensation cost recognized in 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.  In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated. There was no unrecognized compensation cost as of December 31, 2006.

During the three and nine months ended September 30, 2007 and 2006, the Company’s net income was approximately $76,500 and $0, respectively, lower as a result of stock-based compensation expense as a result of the adoption of SFAS No. 123R and the issuance of stock options, as shown below.

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility of 161%, and a risk-free interest rate of 4.2%. In determining volatility of the Company’s options, the Company used the average volatility of the Company’s stock.

On August 7, 2007, the Company granted to the audit committee chairman and Board of Director of the Company an option to purchase 100,000 shares of the Company’s common stock at an exercise price of $6.00 per share.  One-third of the option vested immediately, with the remaining portion vesting as follows: one-third on July 7, 2008 and one-third on July 7, 2009. The vesting of the option is contingent on continued participation as a Board of Director. The option expires in ten years. Based on the Black-Scholes option pricing model, the entire option was valued at $204,054. One-third of the value of the issuance was expensed immediately as it vested, with the remaining amount expensed monthly over the vesting period. In accordance with SFAS No. 123R, the Company has recorded stock-based compensation expense during the three and nine months ended September 30, 2007 of $76,519 in connection with the issuance of this option.

There were no stock options or warrants issued during the three and nine months ended September 30, 2006.

The following table summarizes all Company stock option transactions between January 1, 2007 and September 30, 2007

	Option Shares	Vested Shares	Exercise Price per Common Share Range
Balance, December 31, 2006	-	-	$-
Granted or vested during the nine months ended September 30, 2007	100,000	33,333	$6.00
Expired during the nine months ended September 30, 2007	-	-	-
Balance, September 30, 2007	100,000	33,333	$6.00

NOTE 10 – STOCK-BASED COMPENSATION – CONTINUED

The following table provides certain information with respect to the above referenced options outstanding at September 30, 2007:

Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life Years

$6	$6	9.98

On March 13, 2007, the Company issued 150,000 shares of its common stock for consulting services to be performed from March 13, 2007 through December 31, 2007 valued at $622,500, fair value of $4.15 per share at the date of issuance, which is reflected in prepaid expenses and is being amortized over the terms of agreement.

On July 18, 2007, the Company issued 30,000 shares of its common stock to employees (100 shares to 300 employees) as a bonus payment. The shares were valued at $150,000, fair value of $5 per share on the date of issuance, and recorded as salary expense for the three and nine months ended September 30, 2007.

NOTE 11 – NOTE RECEIVABLE FOR STOCK ISSUANCE

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

NOTE 12 – BANK ADVANCES

Amount represents advances by a bank for purchases, with maturity ranging from 30 days to 90 days and interest rates from 4.5% to 5.0%.

NOTE 13 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with SFAS No. 109. The effective tax rate for Juxian and Weihe was approximately the statutory rate of 33%. Holy is considered a foreign venture enterprise. The statutory rate of 27% for a foreign venture enterprise is equivalent to the Company’s effective income tax rate. No Hong Kong Profits Tax has been provided in the financial statements as the business of Oceanic is carried outside Hong Kong and there was no income derived from or arising in Hong Kong during the period.

No provision for deferred taxes has been made as there were no material temporary differences at September 30, 2007 and 2006.

NOTE 14 – WARRANTY

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

Warranty accrual, beginning of year	$24,025
Warranty accrued during the period	116,361
Adjustments to pre-existing accruals	(16,406)
Actual warranty expenditures	(26,265)

Warranty, end of period	$97,715

NOTE 15 – CONCENTRATIONS, RISK AND UNCERTAINTIES

The Company has the following concentrations of business with each customer constituting greater than 10% of the Company’s sales:

	Three months ended		Nine months ended
	September 30		September 30
	2007	2006	2007	2006
Virco Limited	-	-	31%	-
Zhongshan City Hengbao Export & Import Trading Company Limited	14%	-	36%	-
Wai Yi Enterprises Company Limited	64%	-	25%	-
Zhongshan City Xinda Import & Export Co Ltd	13%	-	5%	-

The Company has the following concentrations of accounts receivable constituting greater than 10% of the Company’s accounts receivable:

	As at September 30
	2007	2006
Zhongshan City Hengbao Export & Import Trading Company Limited	31%	-
Guangdong Shunde Light Industry and Trading Co Limited	22%	-
Zhongshan City Xinda Import & Export Co Ltd	16%	-

This concentration makes the Company vulnerable to a near-term severe impact should the relationships be terminated.

During the three months ended September 30, 2007, there was no purchase from any one supplier that constitutes more than 10% of the Company’s purchases.  During the nine months ended September 30, 2007, the Company purchased 22% of its raw materials from Oceanic PRC, which was a related company until August 2007 (Note 3).

NOTE 16 –FIXED PRICE STANDBY EQUITY DISTRIBUTION AGREEMENT

On May 23, 2007, the Company entered into a Fixed Price Standby Equity Distribution Agreement with four investors (the "Investors").  Pursuant to the Fixed Price Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to the Investors up to 10 million shares of the Company’s common stock for a total purchase price of up to $40 million (a per share purchase price of $4.00 per share). The Investors’ obligation to purchase shares of common stock under the Fixed Price Standby Equity Distribution Agreement is subject to certain conditions, including the Company obtaining an effective registration statement for the resale of the common stock sold under the Fixed Price Standby Equity Distribution Agreement.  The investors shall deliver 16.5% of the purchase price payable by wire transfer of immediately available funds to an account that the Company designated in writing to each investor prior to the closing date of the transactions. Also, the investors shall deliver to the Company an executed Promissory Note for the payment of the remaining 83.75% of the remaining commitment under this agreement.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Operating Leases

In the normal course of business, the Company leases office and factory space under operating lease agreements. The Company rents office space, primarily for regional sales administration offices, in commercial office complexes that are conducive to administrative operations. The operating lease agreements generally contain renewal options that may be exercised at the Company's discretion after the completion of the base rental terms. In addition, many of the rental agreements provide for regular increases to the base rental rate at specified intervals, which usually occur on an annual basis. The Company was obligated under operating leases requiring minimum rentals as follows:

September 30,

2008	$ 803,782
2009	750,380
2010	724,851
2011	563,542
2012	89,105
Thereafter	91,075
$3,022,735

During the three and nine months ended September 30, 2007, rental expenses was $252,136 and $570,805, respectively. During the three and nine month ended September 30, 2006, rental expenses was $134, 616 for both periods.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with the condensed interim consolidated financial statements and notes included in Item 1 of Part I of this Report.

Forward-Looking Statements

This report contains forward-looking statements.  The forward-looking statements are contained principally in the section entitled  "Management’s Discussion and Analysis or Plan of Operation." These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.  These risks and uncertainties include, but are not limited to, the factors described in the section captioned "Risk Factors Associated With Our Business" in our Annual Report on Form 10-KSB for the year ended December 31, 2006.  In some cases, you can identify forward-looking statements by terms such as "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "projects," "should," "would" and similar expressions intended to identify forward-looking statements.  Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties.  Given these uncertainties, you should not place undue reliance on these forward-looking statements.  These forward-looking statements include, among other things, statements relating to:

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

Use of Terms

Except as otherwise indicated by the context, references in this report to:

•

"Home System," "we," "us," or "our," are references to the combined business of Home System Group and its direct and indirect subsidiaries: Home System Group, Inc., a BVI company, or HSGI; Holy (HK) Limited, a Hong Kong holding company, or Holy HK; Oceanic International (Hong Kong), Ltd., a Hong Kong company, or OCIL; Oceanic Well Profit, Inc., a Chinese operating company, or Well Profit; Juxian Gas Oven Co. Ltd., a Chinese operating company, or Juxian; and Weihe Appliances Co., Ltd., a Chinese operating company, or Weihe.

•

"BVI" are to the British Virgin Islands;

•

"China" and "PRC" are to the People’s Republic of China;

•

"RMB" are to Renminbi, the legal currency of China;

•

"U.S. dollar," "$" and "US$" are to the legal currency of the United States;

•

the "SEC" are to the Untied States Securities and Exchange Commission;

•

the "Securities Act" are to Securities Act of 1933, as amended; and the "Exchange Act" are to the Securities Exchange Act of 1934, as amended.

Our Business

Home System Group is a Nevada holding company whose China-based operating subsidiaries, OCIL, Well Profit, Juxian and Weihe, are primarily engaged in the production and distribution of a variety of small household appliances, including stainless steel gas grills and ovens, ceiling fans, lightings, residential water pumps and heaters, electric fans, fruit processors, and other electrical appliances. Our products are sold to retailers in the United States, Europe, Australia and China. Our sales revenues for the nine-month period ended September 30, 2006 and September 30, 2007 were approximately $449,502 and $37,873,182, respectively, and our net income after taxes was approximately $15,784 and $140,067, respectively.

Overview of Business Operations in the Third Quarter of 2007

Acquisition of Juxian Gas Oven Co. Ltd., and Weihe Appliances Co., Ltd.

During the third quarter, we reported the completion of our acquisition transactions with the shareholders of Juxian and Weihe on July 2, 2007 and July 5, 2007 respectively.  Juxian develops and manufactures a broad range of stainless steel and metallic grills, with retail price points between $100 and $500, in addition to gas heaters and ovens. Juxian employs approximately 400 people at its 100,000 square feet situated on approximately 4.5 acres of land with ISO9000-2000 certified facility, which include 3 grill production lines, 2 electric and gas heaters production lines, and 2 accessories production lines.  Its customers are concentrated in Europe and the United States and include some of the respective country’s largest retailers. The acquisition will enable Home System to penetrate the economy segment of the BBQ gas grill market while broadening the number of major customer relationships. Final consideration was $14 million, $4 million which was paid in 1.0 million shares of our common stock and $10 million in cash which management will pay over a two year period. Weihe is a manufacturer of ceiling fans and residential lighting for the international consumer market which was founded in 1998.  Weihe sells approximately 1,500 different types of decorative ceiling fans and 200 types of lamps which are manufactured across 23 different production lines.  Sales are conducted through a primary distributor who then sells the products to a number of large and established retailers, including several Fortune 500 companies.  Weihe employs approximately 1,000 individuals in the areas of production, sales, technical, financial and administrative functions and operates a facility that is located eight miles from Home Systems Group.  Final consideration was $27.0 million in cash (payable over two years) and 4.5 million shares of restricted stock.

The delivery of shares our shares of common stock in connection with the acquisition of Juxian and Weihe is not permitted pursuant to applicable PRC law, so long as we are listed and traded on the OTCBB, rather than an exchange recognized by the applicable PRC governmental authorities, such as Nasdaq, AMEX and the NYSE.  As a result, to date, we have only paid the cash portion of the purchase price to the Juxian and Weihe stockholders and we have not delivered the stock portion.  In addition, all our filings for approval of the transaction with the local PRC authorities have requested approval based only on the cash portion of the total consideration.  We have not made an application for listing on any other exchange and currently do not satisfy the listing requirements of such exchanges.  We are unable to list on an exchange in a timely manner such that delivery of the shares would be permissible, we may be required to renegotiate the original terms of the acquisition with the Juxian and Weihe stockholders in order to avoid a breach of the agreement and a demand for, or award of, damages to the Juxian and Weihe shareholders.   Such renegotiation may result in the payment of additional cash or other consideration to the Juxian and Weihe shareholders.  We cannot currently estimate the amount of such additional consideration, if any.   We may also face certain fines and/or penalties under PRC law in connection with our agreements to deliver the share consideration for Juxian and Weihe and with the related PRC filings, including but not limited to an unwinding of the acquisitions.  The Company intends to promptly amend the terms of the Juxian and Weihe agreements as well as the current reports on Form 8-K filed by the Company in connection with each these agreements, to clarify that payment of the share consideration will be made only as permitted under PRC law and/or other amendment of the transaction consideration.

Principal Factors Affecting Our Financial Performance

The third quarter is a traditionally low season for the BBQ grill industry, so our revenue from the sale of BBQ Grills was lower than during earlier quarters.

During the fiscal quarter ended September 30, 2007, we relied on our verbal commercial arrangement with Wai Yi Enterprises Company Limited, or Wai Yi, a distribution company engaged in the exportation of products manufactured in the PRC, for a substantial portion of our revenues.  During the period, our sales to Wai Yi accounted for $9,527,900, or 64% of our sales for the three-month period ended September 30, 2007, all of which remains outstanding as at September 30, 2007.  There are no stated interest rate or repayment terms.  Wai Yi is owned and controlled by Mr. Weiqiu Li, our controlling stockholder and chief executive officer and Mr. Ertao Chen, one of our stockholders.  The concentration of our sales with Wai Yi makes us vulnerable to any changes in the business environment in which Wai Yi operates. For more details regarding this risk, see "Risk Factors."

Results of Operations

Comparison of Three-Month Periods ended September 30, 2007 and September 30, 2006

The following table summarizes the results of our operations during the three-month periods ended on September 30, 2007 and September 30, 2006, and provides information regarding the dollar and percentage increase or (decrease) of the three-month and nine-month periods ended September 30, 2007, compared to the three-month and nine-month periods ended on September 30, 2006.  Although our results for the three and nine month periods ended September 30, 2007 and 2006 are presented below, such results are not comparable because we did not begin our business operations until the third and fourth quarters of 2006.

(all amounts, other than percentages, in U.S. dollars)

	Three-Month		Dollar ($)
	Period Ended on	Three-Month	Increase	Percentage
	September 30, 2007	Period Ended on	(Decrease)	Increase
	Dollars in thousands	September 30, 2006	in thousands	(Decrease)

Sales revenue	14,929,503	449,502	14,480,001	3221.3%
Costs of goods sold	12,427,203	365,366	12,061,837	3301.3%
Gross profit	2,502,300	84,136	2,418,164	2874.1%
General and administrative expenses	1,827,378	54,627	1,772,751	3245.2%
Amortization of intangible assets	941,666	-	941,666	0
Income before income taxes and minority interests	(964,847)	25,463	(990,310)	3889.2%
Income tax	(491,379)	(9,191)	482,188	5246.3%
Net income (loss)	(1,456,226)	16,272	(1,472,498)	(9049.3%)

All amounts, other than percentages, in U.S. dollars

	Nine-Month		Dollar ($)
	Period Ended on	Nine-Month	Increase	Percentage
	September 30, 2007	Period Ended on	(Decrease)	Increase
	Dollars in thousands	September 30, 2006	in thousands	(Decrease)

Sales revenue	37,873,182	449,502	37,423,680	8325.6%
Costs of goods sold	32,369,833	365,366	32,004,467	8759.6%
Gross profit	5,503,349	84,136	5,419,213	6441.0%
General and administrative expenses	3,167,087	55,145	3,111,942	5643.2%
Amortization of intangible assets	941,666	-	941,666	0
Income before income taxes and minority interests	703,929	24,975	678,954	2718.5%
Income tax	(563,862)	(9,191)	554,671	6034.9%
Net income	140,067	15,784	124,283	787.4%

Sales Revenue. We generated revenues of $14,929,503 for the three months ended September 30, 2007, an increase of $14,480,001 (or approximately 3221.3%), compared to $449,502 for the three months ended September 30, 2006. The increase in revenue was primarily attributable to the inclusion of acquisitions; Weihe and Juxian’s revenues are included in our 2007 revenues.  The sale of stainless steel vacuum containers and skate boards by Well Profit and the sales of ceiling fan and lighting by Weihe have generated significant revenue. The Sales revenue and gross profit analysis for the three months ended September 30, 2007 are as follows:

Three Months Ended September 30, 2007	Oceanic International (HK) Limited	Oceanic Well Profit, Inc	Juxian Gas Oven Co., Ltd	Weihe Appliances Co., Ltd	Total
Sales Revenue	678,808	2,183,533	556,360	11,510,802	14,929,503
Cost of Sales	638,309	2,165,518	689,673	8,933,703	12,427,203
Gross Profit	40,499	18,015	-133,313	2,577,099	2,502,300
Gross Profit Margin	6%	1%	-24%	22%	17%

Sales Revenues were $37,873,182 for nine months ended September 30, 2007, an increase of $37,423,680 (or approximately 8325.6%) from revenues of $449,502 for the nine months ended September 30, 2006. The increase of sales revenues for nine months ended September 30, 2007 was primarily due to the inclusion of our acquisitions of Weihe and Juxian whose revenues are included in our revenues, as compared to the inclusion of revenues for only Well Profit during the same period in 2006.

Costs of Sales. In the past, our cost of sales was comprised of the cost of raw materials, manufacturing and labor.  However, during the three months ended September 30, 2007, our cost of sales also includes the cost of facilities improvement and employee benefits.  The cost of sales was $12,427,203 in the three months ended September 30, 2007, an increase of $12,061,837 (or approximately 3301.3%) from the cost of sales of $365,366 in the three months ended September 30, 2006.  The increase was primarily due to the increase in our sale revenues.

The cost of sales was $32,369,833 for nine months end September 30, 2007, an increase of $32,004,467 (or approximately 8759.6%), from the cost of sales of $365,366 for the nine months ended September 30, 2006.  The increase in the cost of our sales resulted primarily from the increase in our sales revenue.

Gross Profit.  Our gross profit for the three months ended September 30, 2007 was $2,502,300, compared to $84,136 for the three months ended September 30, 2006, an increase of $2,418,164, or 2874.1%.  Our gross profit margin for the three months ended September 30, 2007 was 17%, compared to 19% for three months ended September 30, 2006.  Our gross profit for the nine months ending September 30, 2007 was $5,503,349, compared to $84,136 for the nine months ended September 30, 2006; there is an increase of $5,419,213, or 6410.0%.  Gross profit margin for the nine months ended September 30, 2007 was 15%, compared to 19% for the same period in 2006. Both increases were due to the rapid expansion of Well Profit’s scale of production and the inclusion of Juxian and Weihe revenues in revenues. However, after the acquisition of Juxian, we renovated the production workshop, and adjusted the layout of the production line. These measures have substantially decreased production, but increase the unit costs, which resulted in short-term loss. We expect to include the revenue generated by Juaxin in our revenue in the next quarter.

General and Administrative Expenses. General and administrative expenses consist of the costs associated with staff and support personnel who manage our business activities and professional fees paid to third parties.  General and administrative expenses were $1,827,378 for the three months ended September 30, 2007, an increase of $1,772,751 (or approximately 3245.2%), from $54,627 incurred during the three months ended September 30, 2006. This significant increase in general and administrative expenses was primarily due to the increase of our staff following the acquisition of Juxian and Weihe, which is $850,352 (or approximately 47% of the increase in general and administrative expenses), as well as the expenses related to increased professional fees related to our filings with the SEC, which is $575,244 (or approximately 31% of the increase in general and administrative expenses).

General and administrative expenses were $3,167,087 for the nine months ended September 30, 2007, an increase of $3,111,942 (or approximately 5463.2%) from the general and administrative expenses of $55,145 during the comparable period in 2006. This significant increase in general and administrative expenses was primarily due to an increase in the costs associated with staff and support personnel who manage our business activities of $1,144,905 (or approximately 36%), professional fees paid to third parties of $975,244 (or approximately 31%), transportation fees of $728,539 (or approximately 23%) and the remaining 10% is attributable to office expense, travel expense and business entertainment fees.

Income from Operations. Loss from operations was $266,744 during the three months ended September 30, 2007, a decrease from the income from operations of $29,509 during the three months ended September 30, 2006. The decrease in income from operations resulted primarily due to our amortization of goodwill related to the acquisitions.

For the nine months ended September 30, 2007, income from operation was $1,394,596, an increase of $1,365,605 from income from operations of $28,991 during the comparable period in 2006.  This increase is primarily due to income from the sale of ceiling fans and lighting by Weihe of $1,681,152, the distribution generated from Oceanic International (HK) of $1,546,257 (or approximately 111%), and the sale of BBQ grills by Well Profit of $345,491.  However, these are offset by loss from Juxian of $(261,393), the general and administrative expenses of corporate division of $976,013, and amortization of intangible assets due to the acquisition of $941,666.

Other Expense. Other expense was $698,103 for the three months ended September 30, 2007, an increase of $694,057 from $4,046 for the three months ended September 30, 2006.  Other expense was $690,667 for the nine months ended September 30 2007, an increase of $686,651 (or approximately 19297.9%) from other expense of $4,016 during the comparable period of 2006.  These significant increases were primarily due to an increase in interest incurred by Weihe and OCIL and amortization of deferred finance costs arising from the promissory notes payable.

Net Income (Loss). Net loss of $(1,456,226) was incurred for the three months ended September 30, 2007, a decrease of $1,472,498 from net income of $16,272 earned during the three months ended September 30,2006. The decrease was primarily due to amortization of goodwill. Net income of $140,067 was earned for the nine months ended September 30, 2007, an increase of $124,283 (or approximately 787.4%) from net income of $15,784 earned in the comparable period of 2006. The increase of net income was primarily due to the increase of our net income in the third quarter of 2007.

Liquidity and Capital Resources

As of September 30, 2007, we had cash and cash equivalents of $2,839,850.  The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006

Net cash (used in) / provided by operating activities	$18,122,995	$(80,498)
Net cash used in investing activities	$(5,450,532)	$(3,693,643)
Net cash (used in) / provided by financing activities	$(9,932,222)	$3,786,554
Effect of exchange rate changes on cash and cash equivalents	$93,597	$243
Net increase in cash and cash equivalent	$2,833,838	$12,656
Cash and cash equivalents at the beginning of period	$6,012	-
Cash and cash equivalents at the end of period	$2,839,850	$12,656

Cash has historically been generated from operations and has provided sufficient liquidity to support our: working capital requirements, planned capital expenditures, completion of current and future reorganization and acquisition-related programs, and debt obligations.

Our acquisition of Juxian and Weihe brought the increase in revenue and gross margin, however, our integration of Juxian and Weihe to maximize efficiency has not been fully completed. Amortization of goodwill diluted the increase of gross margin, so net profit is less than the same period of last year.

Operating Activities

Net cash provided by our operating activities was $18,122,995 in the nine months ended September 30, 2007, primarily attributable to a decrease in accounts receivable and trade deposits of $7,938,230 and $6,260,947, respectively, an increase in account payable and accrued expenses of $3,833,841 from the business activities during the nine-month period, and other non-cash items such as depreciation, amortization of intangible assets , stock-based compensation and deferred finance cost for a total of $2,152,298. However, due to the acquisition, there was an increase in inventories of $2,051,402.

Investing Activities

Our main use of cash for investing activity was a partial payment for the acquisition of Weihe and Juxian of $7,608,054, the purchase of fixed assets of $1,869,605, which is used in production.  Cash acquired in the merger and acquisition is $3,971,147.  Net cash used for investing activities in the nine-month period ended September 30, 2007 was $5,450,532.

Financing Activities

Net cash used for financing activities in the nine-month period ended September 30, 2007, totaled $9,932,222, which mainly include dividend distributed to the previous shareholders of Juxian and Weihe of $3,000,000, , related party occupied capital outflows of $4,035,044, and net repayments of bank loans of $1,745,00 for the loan from January to June.

In the third quarter, funds were mainly contributed from our sales revenue. In the future, cash flow will be generated from on continuation and expansion of operations, receipt of revenues, additional infusions of capital and debt financing. The Company is planning to raise capital through debt financing and from bank borrowings and equity financing from potential investors and partners

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to its stockholders.

Critical Accounting Policies

General

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The following policies, we believe, are our most critical accounting policies, are important to our financial position and results of operations, and require significant judgment and estimates on the part of management. Those policies, that in the belief of management are critical and require the use of judgment in their application, are disclosed on Form 10KSB for the year ended December 31, 2006.  Since December 31, 2006, there have been no material changes to our critical accounting policies, except as disclosed in our quarterly reports on Form 10-Q during the interim periods.

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

Revenue Recognition

In accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, the Company recognizes revenue when persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, receipt of goods by customer occurs, the price is fixed or determinable, and the sales revenues are considered collectible. Subject to these criteria, the Company generally recognizes revenue at the time product is shipped to the customer.

The Company follows Emerging Issues Task Force ("EITF") No. 99-19, Reporting Revenue as a Principal versus Net as an Agent.  Under the guidance of this EITF, the assessment of whether revenue should be reported gross with separate display of cost of sales to arrive at gross profit should be based on the following considerations: the Company acts as principal in the transaction, takes title to the products and has the risk and rewards of ownership (such as the risk of loss for collection, delivery or returns). Based on EITF No. 99-19, the Company recognizes all revenue on a gross basis.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to interest rate risk due primarily to our short-term bank loans. Although the interest rates are fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. Since July 20, 2007, the People’s Bank of China has increased the interest rate of Renminbi bank loans with a term of nine months or less by 0.2% and loans with a term of six to 12 months by 0.3%. The new interest rates are approximately 6.0% and 6.8% for Renminbi bank loans with a term nine months or less and loans with a term of six to 12 months, respectively.  The change in interest rates has no impact on our bank loans secured before July 28, 2007.  We monitor interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Credit Risk

Were are exposed to credit risk from our cash in bank and fixed deposits and bills and accounts receivable.  The credit risk on cash in bank and fixed deposits is limited because the counterparties are recognized financial institutions.  Bills and accounts receivable are subjected to credit evaluations.  An allowance has been made for estimated irrecoverable amounts which has been determined by reference to past default experience and the current economic environment.

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

Most of our transactions are settled in Renminbi and U.S. dollars.  In the opinion of our directors, we are not exposed to significant foreign currency risk.

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

Substantial Operations in Foreign Countries

Substantially all of our operations are conducted in China and are subject to various political, economic, and other risks and uncertainties inherent in conducting business in China.  Among other risks, the Group’s operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.   Additional information regarding such risks can be found under the heading "Risk Factors" in this Form 10-Q.

Concentration Risk and Uncertainties

We obtain a majority of our products from only a few suppliers whose nonperformance would have a near-term severe impact on our operations.  During the three months period ended September 30, 2007, we purchased 35% of our products from ten suppliers and during the nine months period ended September 30, 2007, we purchased 46% of our products from ten suppliers.  At the three and nine months period ended September 30, 2007, amounts due to those suppliers included in accounts payable were $2,348,494 and $1,425,889, respectively.

This concentration makes us vulnerable to a near-term severe impact, should the relationships be terminated.   Such failure could cause us to experience delivery delays or failures caused by production issues or could cause us to deliver of non-conforming products.

We sell a majority of our products to only a few distributors which makes us vulnerable to any changes in their business operations.  During the three month periods ended September 30, 2007 and 2006, the Company had transactions with two related companies in the normal course of business: Wai Yi and Zhongshan City Baoying Appliance Co. Ltd., or Baoying.  WaiYi accounts for $9,527,900 of the Company’s sales for the three months ended September 30, 2007 and the receivables period for the products sold to Wai Yi is 2-3 months.  Wai Yi is owned and controlled by Mr. Weiqiu Li, our director and chief executive officer and by Mr. Ertao Chen, one of our shareholders.  Baoying is 80% owned by  Zhongshan City Oceanic International Co. Ltd., or Oceanic PRC, which until August 2007 was owned and controlled by Mr. Li , and is 20% owned by Zhongshan City Haohui Business Development Co. Ltd., which is owned and controlled by both Mr. Li and by Mr. Kai Wai Cheung, our Chief Financial Officer.

	2007	2006

Sales to the related companies	$9,527,900	$-
Percentage of total net sales	63.82%	-
Purchases from the related companies	$443,308	$-
Percentage of total purchases	3.38%	-

During the nine month periods ended September 30, 2007 and 2006, we had the following transactions with Wai Yi and Baoying in the normal course of business.

	2007	2006

Sales to the related companies	$9,527,900	$-
Percentage of total net sales	25.16%	-
Purchases from the related companies	$443,308	$-
Percentage of total purchases	1.37%	-

Our sales concentration with Wai Yi and Baoying makes us vulnerable to any changes in the business environment in which these companies operate. We may be adversely affected should orders decrease or the relationship terminated. See "Risk Factors" for more details regarding this risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures.  The term internal disclosure controls and procedures, as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules, regulations and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to the our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Weiqiu Li, our Chief Executive Officer and Kin Wai Cheung, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2007. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective.

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

Changes in retailer inventory management strategies could make inventory management more difficult for us. As a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among retailers to make purchases on a "just-in-time" basis. This requires us to shorten our lead time for production in certain cases and more closely anticipate demand, which could in the future require the carrying of additional inventories or require us to incur additional expenses to expedite delivery.

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

Weihe relies on one customer for a substantial portion of its sales revenues and should their orders decrease or their relationship with us be terminated our business and operations would be adversely affected.

Our most profitable subsidiary, Weihe, relies on Wai Yi, a distribution company engaged in the exportation of products manufactured in the PRC, for a large percentage of its sales revenues.  Wai Yi is owned and controlled by Mr. Weiqiu Li, our controlling stockholder and chief executive officer and Mr. Ertao Chen, one of our stockholders.  Weihe sells substantially all of its products to Wai Yi, its exclusive distributor, through an unwritten commercial arrangement between Weihe and Wai Yi.  There are no stated interest rate or repayment terms.  During the fiscal years ended December 31, 2006 and 2005, Wai Yi was responsible for 98% and 87% of Weihe’s sales revenues, respectively, and during the three and nine months ended September 30, 2007, Wai Yi was responsible for 82% and 81% of Weihe’s sales revenues.  In addition, for the nine months ended September 30, 2007, our sales to Wai Yi accounted for $9,527,900, or 66% of our receivables, all of which remains outstanding as at September 30, 2007, with no stated interest rate or repayment terms.  Since Weihe was responsible for 64% and 25% of our sales during the three and nine months ended September 30, 2007, its concentration of sales with Wai Yi makes us vulnerable to any changes in the business environment in which Wai Yi operates.  Any adverse effects on Wai Yi’s business and operations may adversely affect our business and operations.

Weiqiu Li’s association with Wai Yi could pose a conflict of interest which may result in decisions regarding Wai Yi that are adverse to our business.

Weiqiu Li, our president and chief executive officer also beneficially owns  50% of Wai Yi.  Pursuant to verbal commercial arrangements, our most profitable subsidiary, Weihe, relies on Wai Yi for a large percentage of its sales revenues and for the nine months ended September 30, 2007, our sales to Wai Yi accounted for $9,527,900, or 66% of our receivable.  As a result, conflicts of interest may arise from time to time and these conflicts may result in management decisions that could negatively affect our operations and potentially result in the loss of opportunities.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports.  In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls.  We are not subject to these requirements for the fiscal year ended December 31, 2006, accordingly we have not evaluated our internal control systems in order to allow our management to report on, and our independent auditors to attest to, our internal controls as required by these requirements of SOX 404.  Under current law, we will be subject to these requirements beginning with our annual report for the fiscal year ended December 31, 2007, although the auditor attestation will not be required until our annual report for the fiscal year ended on December 31, 2008.  We can provide no assurance that we will comply with all of the requirements imposed thereby.  There can be no positive assurance that we will receive a positive attestation from our independent auditors.  In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

RISKS RELATED TO DOING BUSINESS IN CHINA

Our agreements to purchase all of the equity interests in Juxian and Weihe for both cash and stock consideration are subject to approval by the PRC government, which cannot be obtained so long as we are listed and traded on the OTCBB. Our failure to obtain this approval may result in renegotiation of the terms of our agreements in a manner that is adverse to us or in an unwinding of the Juxian and Weihe transactions.

The delivery of shares our shares of common stock in connection with the acquisition of Juxian and Weihe is not permitted pursuant to applicable PRC law, so long as we are listed and traded on the OTCBB, rather than an exchange recognized by the applicable PRC governmental authorities, such as Nasdaq, AMEX and the NYSE.  As a result, to date, we have only paid the cash portion of the purchase price to the Juxian and Weihe stockholders and we have not delivered the stock portion.  In addition, all our filings for approval of the transaction with the local PRC authorities have requested approval based only on the cash portion of the total consideration.  We have not made an application for listing on any other exchange and currently does not satisfy the listing requirements of such exchanges.  We are unable to list on an exchange in a timely manner such that delivery of the shares would be permissible, we may be required to renegotiate the original terms of the acquisition with the Juxian and Weihe stockholders in order to avoid a breach of the agreement and a demand for, or award of, damages to the Juxian and Weihe shareholders.   Such renegotiation may result in the payment of additional cash or other consideration to the Juxian and Weihe shareholders.  We cannot currently estimate the amount of such additional consideration, if any.   We may also face certain fines and/or penalties under PRC law in connection with our agreements to deliver the share consideration for Juxian and Weihe and with the related PRC filings, including but not limited to an unwinding of the acquisitions.  The Company intends to promptly amend the terms of the Juxian and Weihe agreements as well as the current reports on Form 8-K filed by the Company in connection with each these agreements, to clarify that payment of the share consideration will be made only as permitted under PRC law and/or other amendment of the transaction consideration.

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

Most of our sales revenue and expenses are denominated in RMB. Under PRC law, the RMB is currently convertible under the "current account," which includes dividends and trade and service-related foreign exchange transactions, but not under the "capital account," which includes foreign direct investment and loans. Currently, our PRC operating subsidiaries may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our future revenue will be denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside China that are denominated in foreign currencies.

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

      In October 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (i) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire "control" over domestic companies or assets, even in the absence of legal ownership; (ii) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; (iii) covering the use of existing offshore entities for offshore financings; (iv) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (v) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

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

The market price of our common stock is volatile, and this volatility may continue.  For instance, between December 15, 2006 and September 30, 2007, the bid price of our common stock, as reported on the markets on which our securities have traded, ranged between $0.50 and $4.75.  Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly.  These factors include:

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the fiscal quarter ended September 30, 2007 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during that period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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

Date: December 6, 2007	HOME SYSTEM GROUP

	By:	/s/ Wei Qiu Li

Wei QiuLi, Executive Officer

	By:	/s/ Kin Wai Cheung

Kin Wai Cheung, Chief Financial Officer

EXHIBITS

Number	Description
31.1	Chief Executive Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and Chief Financial Officer Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.