Form 10-K
period 2007-12-31
Home System Group
filed 2008-04-07
CIK 1172319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2007

☐        Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to_______

Commission File No. 000-49470

HOME SYSTEM GROUP

(Name of small business issuer in its charter)

Nevada	43-1954776
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Oceanic Industry Park, Sha Gang Highway, Gang Kou Town Zhongshan City, Guangdong People's Republic of China, 528447
(Address of Principal Executive Offices)
+86-755-83570142
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value 0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐        No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐        No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒              No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition for “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐          Non-Accelerated Filer ☐          Accelerated Filer ☐           Smaller Reporting Company  ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐        No  ☒

The aggregate market value of the 12,617,499 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was $56,526,411 million as of June 29, 2007, the last business day of registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $4.48 per share, as reported by QuoteMedia, Inc.

There were a total of 62,477,949 shares of the registrant’s common stock outstanding as of March 28, 2008.

Documents Incorporated by Reference: None

HOME SYSTEM GROUP

FORM 10-K
For the Fiscal Year Ended December 31, 2007

SPECIAL NOTES REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements.  The forward-looking statements are contained principally in the section entitled  ”Management’s Discussion and Analysis or Plan of Operation.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.  These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors Associated With Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2007.  In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements.  Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties.  Given these uncertainties, you should not place undue reliance on these forward-looking statements.  These forward-looking statements include, among other things, statements relating to:

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

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to:

•

“Home System,” “we,” “us,” or “our,” are references to the combined business of Home System Group and its direct and indirect subsidiaries: Home System Group, Inc., a BVI company, or HSGI; Holy (HK) Limited, a Hong Kong holding company, or Holy HK; Oceanic International (Hong Kong), Ltd., a Hong Kong company, or OCIL; and Oceanic Well Profit, Inc., a Chinese operating company, or Well Profit.

•

“Oceanic PRC” are to Zhongshang Oceanic International Co. Ltd., a Chinese operating company;

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

PART I

ITEM 1. OUR BUSINESS

Overview

Home System Group is a Nevada holding company whose China-based operating subsidiaries, OCIL and Well Profit, are primarily engaged in the production of a variety of small household appliances, including stainless steel gas grills and ovens, gas and electric heaters and residential water pumps.  Our products are sold through distributors to retailers in the United States, Europe, Australia and China.

Our products are primarily manufactured in Well Profit’s facilities which are located on over 82.5 acres of land in Oceanic Industry Park, Sha Gang Highway, Gang Kou Town, Zhongshan, Guangdong Province, China.  Well Profit currently has five (5) assembly lines of stainless steel BBQ grills with a total annual production capacity of approximately 710,000 units of BBQ grills, and two (2) skateboard production lines with a total annual production capacity of approximately 100,000 units.  Our current annual production output is approximately 220,000 BBQ grills, 100,000 sets of shelves, and 20 million pump units.

Our sales revenue and net income was $41,156,857.25 and $61,528, respectively, during the fiscal year ended December 31, 2007, and $3,938,562 and $118,249, respectively, during the same period in 2006.  During the fiscal year ended December 31, 2007, our sales revenue generated from sales of our grills and ovens was $31,257,801.05 million, constituting 76% of our sales revenue.

Our Corporate History

We were organized February 9, 2000, under the laws of the State of Nevada with the name of Coronation Acquisition Corp. (the “Company”). In March 31, 2003, the Company entered into an Agreement and Plan of Exchange and Reorganization with Supreme Property, Inc, an Illinois corporation, and began to operate under the name of Supreme Realty Investment, Inc. (“Supreme”). On August 4, 2006, Supreme acquired Home System Group, Inc. (“HSGI”) and its wholly owned operating subsidiary, Oceanic International (HK) Limited (“Oceanic” or “OCIL”), a company organized under the law of Hong Kong. On September 28, 2006, we filed a certificate of amendment to our articles of incorporation with the Nevada Secretary of State to Change our name from “Supreme Realty Investment, Inc.” to “Home System Group.”  Through Oceanic, the Company distributes home appliance products such as grills, home use water pumps, blenders, electric fans, heaters, laser printers and other electronic products.

On April 11, 2006, Supreme entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Thomas Elliot, Jean LeRoy, Jimmy Harvey and Zujun Xu. Pursuant to the terms and conditions of the Stock Purchase Agreement, Zujun Xu acquired from Thomas Elliot, Jean LeRoy, and Jimmy Harvey approximately 70.6% of the issued and outstanding shares of common stock of Supreme.

Private Placement Transaction

On May 4, 2006, we entered into a private placement transaction, pursuant to which we issued and sold 55,000,000 shares of our common stock to certain accredited investors for approximately $1 million in gross proceeds. As a result of the private placement transaction, the investors became the controlling shareholders of the Company and, immediately following the closing of the private placement, (1) Zujun Xu, was appointed to the Board of Directors and (2) Thomas Elliot tendered an undated resignation from the Board of Directors, with the understanding that such resignation would be accepted at a future date, to be determined by Zujun Xu, after the closing of the Transaction.

On July 26, 2006 we filed a certificate of amendment to our incorporation with the Nevada Secretary of State to affect a one (1) for ten (10) reverse stock split.

Reverse Merger Transaction

On August 4, 2006, we completed a reverse acquisition transaction through a share exchange with HSGI, whereby we issued to the shareholders of HSGI, 8,000,000 shares of our common stock, in exchange for all of the issued and outstanding capital stock of HSGI. HSGI thereby became our wholly owned subsidiary and HSGI’s subsidiary, OCIL, became our indirect subsidiary.  As a result of the merger, on August 16, 2006, Zujun Xu resigned from all corporate offices and as a Director of the Company and on August 17, 2006, Mr. Weiqiu Li was appointed Chief Executive Officer, Mr. Kinwai Cheung was appointed Chief Financial Officer and Ms. Liu Jing was appointed Secretary. On same day, the Board of Directors appointed Weiqiu Li and Kinwai Cheung to serve as a member of the Board of Directors of the Company, with Weiqiu Li serving as Chairman of the Board of Directors.

HSGI was incorporated as a holding company with limited liability in the British Virgin Islands on February 28, 2003.  OCIL is a company that has been organized under the laws of Hong Kong since June 23, 2004. OCIL is a distributor of home appliance products, such as grills, home use water pumps, blenders, electric fans, heaters, laser printers, and other electronics and environmental protection products. Following the merger, we filed a certificate of amendment to our articles of incorporation with the Nevada Secretary of State on September 28, 2006, to change our name from “Supreme Realty Investment, Inc.” to “Home System Group.”

Recent Developments

Acquisition of Holy HK and Well Profit

On January 31, 2007, we acquired Holy HK, a Hong Kong holding company, and its wholly-owned subsidiary, Well Profit, pursuant to a share exchange agreement, dated December 11, 2006, among the Company, Holy HK, Well Profit and Mr. Kaming Yu, Holy HK’s sole shareholder at the time.  Under the terms of the share exchange agreement, we issued 42,500,000 shares of our common stock  and paid $3,000,000 in cash to Mr. Yu, in exchange for all the issued and outstanding shares of Holy HK.  As a result of the share exchange, Holy HK became our wholly owned subsidiary, Holy HK’s PRC subsidiary, Well Profit, became our indirect subsidiary and Mr. Yu became our controlling shareholder.

Holy HK was organized under the laws of Hong Kong on September 26, 2006, for the purpose of being a holding company.  Well Profit is located in Zhongshan City, Guangdong Province, China and specializes in producing domestic electronic appliances. The company has a total area of 82.5 acres which includes a new 864,000-square-foot production facility with advanced equipment and a staff of 1,200 people. The company currently has five production lines which produce 450,000 grills, 3 million water pumps, and 2 million sets of tools and hardware cabinets annually.

Fixed Price Standby Equity Distribution Agreement

On May 23, 2007, we entered into a Fixed Price Standby Equity Distribution Agreement, or Distribution Agreement, with four Investors, or the Investors. Pursuant to the Distribution Agreement, we were required, at our discretion, to periodically sell to the Investors up to 10 million shares of our common stock for a total purchase price of up to $40 million (a per share purchase price of $4.00 per share). The Investors’ obligation to purchase shares of common stock under the Distribution Agreement was subject to certain conditions, including our obtaining an effective registration statement for the resale of the common stock sold under the Distribution Agreement. The Investors delivered 16.25% of the purchase price payable by wire transfer of immediately available funds to an account that we designated in writing to each investor prior to the closing date of the transactions. Also, the Investors delivered to us an executed Promissory Note for the payment of the remaining 83.75% of the remaining commitment under this agreement. However, on February 7, 2008, we entered into a termination and release agreement with the Investors, pursuant to which we agreed to void and terminate the Distribution Agreement and release each other from our respective obligations thereunder because performance of our respective obligations could not be completed without unreasonable expense or delay. Other than our obligation to repay the funds paid by the Investors, no termination penalties were incurred by us in connection with the termination of the Distribution Agreement.

Juxian and Weihe Transactions

On April 20, 2007, we entered into a share exchange agreement, or the Juxian Agreement, with Zhongshan City Juxian Gas Oven Co., Ltd., or Juxian, and Juxian’s shareholders, for the acquisition of 100% of Juxian for an aggregate purchase price of $14,000,000, $10,000,000 of which was payable in cash and $4,000,000 of which was payable in 1,000,000 shares of our common stock valued at $4.00 per share.  The cash portion of the purchase price was evidenced by non interest-bearing, unsecured promissory notes delivered by us to each of the Juxian shareholders, pursuant to which one-half of the cash portion was due and payable on July 2, 2008, the first anniversary of the closing, and the remaining half was due and payable on July 2, 2009, the second anniversary of the closing.  On July 5, 2007, we entered into a share exchange agreement, or the Weihe Agreement, between our Company, Zhongshan City Weihe Appliances Co. Ltd., or Weihe, and the Weihe shareholders for the acquisition of 100% of the then outstanding shares of Weihe. In consideration for the shares of Weihe, we agreed to pay an aggregate price of $45,000,000, to be paid in a combination of 4,500,000 shares of our common stock, valued at $4.00 per share and $27,000,000 in cash.  The obligation to pay the cash portion of the purchase price was evidenced by non-interest-bearing, unsecured promissory notes delivered by us to each of the Weihe shareholders at the closing. Pursuant to the promissory notes, 40% of the cash portion of the purchase price was due and payable on July 5, 2008, the first anniversary of the closing, and the remaining 60% was due and payable on July 5, 2009, the second anniversary of the closing.

However, on February 7, 2008, we entered into two separate termination and release agreements with each of Juxian and Weihe and their respective shareholders, pursuant to which we agreed to void and terminate each of the Juxian Agreement and the Weihe Agreement and release each other from our respective obligations under each of the agreements because performance of our respective obligations under the agreements could not be completed without unreasonable expense or delay.  No termination penalties were incurred by our Company in connection with the termination of the Juxian Agreement and the Weihe Agreement.

Acquisition of Coffee Pot Production Line

On June 15, 2007, Well Profit, our wholly owned subsidiary, entered into a definitive asset purchase agreement with Ms. Huiping Cheng, an individual, pursuant to which Well Profit acquired from Ms. Cheng certain stainless steel coffee pot production equipment, together with all related materials and patent technology owned by Ms. Cheng. The purchased assets include a technology patent which will strengthen our research and development platform and a production line which will be incorporated into our current facility.  Our coffee pot production line has been operational since August, 2007.  We have submitted our application to the Zhongshan Municipal Administration for Industry and Commerce to expand the scope of our business permit to allow the addition of this new product line to our authorized business activities.

The following chart reflects our organizational structure as of the date of this Report.

HOME SYSTEM GROUP ORGANIZATIONAL CHART

Our Industry

The global small household appliance market is served by a large number of companies that are widely distributed geographically.  The manufacturing arm of the industry is comprised of establishments primarily engaged in manufacturing either small electrical appliances or major appliances.  Subsectors in these categories are electric housewares and household fans, household vacuum cleaners, household cooking appliances, household refrigerators and freezers, household laundry equipment, and other major household appliances.  Since most of the appliances now being produced have changed little in recent decades, there is often relatively little to differentiate one manufacturer’s products from another’s. The result has been intense price competition, as consumers have tended to consider appliances more like commodities.

A recent study by IMS Research concluded that around 405 million small kitchen appliances, garment care appliances and floor care appliances were shipped worldwide in 2005, worth more than $16.7 billion. The market is forecast to reach 457 million units in 2010, with corresponding revenue forecast at $18.4 billion. Asia Pacific is forecast to be the major driver of growth. Within Asia Pacific, China is the market with the greatest potential, due to its huge household population and rising income levels.  While total retail market sales of appliances in the United States in recent years have been aided by an expanding economy, a high rate of housing construction, and low interest rates, increasing imports continue to capture a greater share of the market at the expense of domestic production.  According to chinasourcingreports.com, China's exports of small household appliances worldwide are forecast to exceed US$4 billion in 2005, a year-on-year increase of about 30%.

The following chart shows China’s export statistics by origin, with Guangdong province, where Well Profit is located, showing the largest market share.

China’s small household appliance output has been growing at a rapid pace since 2005.  With the improvement in urban quality of life in China and the gradual change in living environment and lifestyle, the acquisition of small household appliances that are practical and convenient has become more desirable to the Chinese consumer.  Market researchers believe that over the next ten years, 33% of the Chinese population will be moving into new homes, which means more than 26 million household appliances will be purchased each year.  Due to the availability of low-cost production and improving innovations, Chinese domestic enterprises, such as Home System Group, have won consumer recognition of their brands and are in a position to capture higher market shares, both at home and abroad.

Business Strategy

Our objective is to increase profitability, cash flow and revenue while developing and enhancing our position as a leading manufacturer, marketer and distributor of branded consumer products used in and around the home.  Our strategy for achieving these objectives includes the following key elements:

Further Penetrate Existing Distribution Channels. We seek to further penetrate existing distribution channels to drive organic growth by leveraging our strong existing customer relationships and attracting new customers. We intend to further penetrate existing customers by continuing to:

•

provide quality products;

•

fulfill logistical requirements and volume demands efficiently and consistently;

•

provide comprehensive product support from design to after-market customer service;

•

cross-sell our brands across various business segments to our customers; and

•

leverage strong established distribution channels.

Introduce New Products. To drive organic growth from our existing businesses, we intend to continue to leverage our customer relationships to develop or acquire new products and product extensions in each of our major product categories.  For example in June 2007, we expanded our product mix by acquiring patent technology and equipment to launch our new stainless steel coffee pot production line.

Further Expand Internationally.  Our distributors sold almost all of our products in international markets. We intend to expand our international sales primarily by leveraging these distribution channel opportunities across product lines and by pursuing strategic cross-selling or co-branding in our foreign businesses with established complementary distribution channels.  We believe our distribution network will continue to assist us in placing more products into foreign channels and increase the rate at which our products assimilate themselves into homes in the North American, European and Australian markets.

Pursue Strategic Acquisitions. We anticipate that the fragmented nature of the consumer products market will continue to provide opportunities for growth through strategic acquisitions of complementary businesses. Our acquisition strategy will continue to focus on businesses or brands with product offerings that provide expansion into related categories and can be marketed through our existing distribution channels or provide us with new distribution channels for our existing products, thereby increasing marketing and distribution efficiencies. Furthermore, we seek acquisition candidates that demonstrate a combination of attractive margins, strong cash flow characteristics, category leading positions and products that generate recurring revenue.  We anticipate that future acquisitions will be financed through a combination of cash on hand, operating cash flow, availability under our existing credit facilities and new capital market offerings.

8

Our Products

We are primarily engaged in the production and distribution of a variety of small household appliances, including stainless steel gas grills and ovens, residential water pumps and heaters and coffee pots to PRC distributors, who channel them to retailers based in China, the United States, Europe and Australia.  We also produce industrial racks and skateboards on a smaller scale.

Our BBQ grills are made of stainless steel and use either natural gas or coal as fuel.  Our stainless steel grills are sold to distributors who sell them mainly to retailers in the United States (where according to lanmayi.net, approximately 85% of households own a barbecue grill). We use advanced technology to design the burners in order to have safe combustion and save gas.  Our grills are stylish, elegant and are convenient to use.  For the fiscal years ended December 31, 2006 and 2007, 94% and 76% of our sales revenue, respectively, came from this product.  Revenue from our industrial racks were $1,638,219 and $212,264, for the fiscal years ended December 2006 and 2007, respectively.

We started our new skateboard production and coffee pot production lines during 2007.  As a result, revenue from the sale of our skateboard products was $0 and $10,427,732 for the fiscal years ended December 2006 and 2007 respectively, and revenue from the sale of our coffee pot products was $0 and  $79,044, respectively.

Manufacturing

Our products are manufactured in a combined 864,000 square feet of plant facilities in Guangdong Province, China.  Our plant has eight departments, including purchasing, technology, quality control and production, and three workshops for assembling, welding and stamping.  Our production facilities have over 300 sets of imported and domestic advanced production and testing equipment, including the more advanced electrostatic spraying production line and the semi-automatic routine assembly line.  We currently operate five barbeque production lines, with a total annual production capacity of approximately 450,000 such units, and two skateboard production lines, with a total annual production capacity of approximately 1,200,000 to 1,500,000 such units.  Our manufacturing facilities operate at peak efficiency while maintaining high workplace safety and environmental compliance standards.   The utilization rates of our barbeque production lines in 2006 and 2007 were approximately 90% and 80%, respectively.

On June 15, 2007, we acquired our the stainless steel coffee production equipment and patent technology for our new coffee pot production line, which has been integrated into our current production facilities and has been operational since August, 2007. Our current business permit does not include the production of coffee pot equipment under our authorized business activities so we have submitted our application to the Administration for Industry and Commerce to expand the scope of our business permit to allow the addition of this new product line to our authorized business activities.

We closely monitor and test the quality of our raw materials.  We have established inspection points at key production stages to identify product defects during the production process and our finished products are inspected and tested according to standardized procedures. We provide regular training and specific guidelines to our operators to ensure that our internal production processes meet quality standards.

Our distributors also require that our products carry a UL Mark (Underwriters Laboratory) or a CE Mark, respectively.   Underwriters Laboratories, Inc. evaluates products, components, materials and systems for compliance to specific requirements, and permits acceptable products to carry the UL (certification) Mark, as long as they remain compliant with such standards.  A manufacturer of a UL certified product must demonstrate compliance with the appropriate safety requirements, many of which are developed by UL and demonstrate that it has a program in place to ensure that each copy of the product complies with the appropriate requirements. If a product design is modified, a representative example may need to be retested before a UL Mark can be attached to the new product or its packaging.  The CE marking is a mandatory European marking for certain product groups to indicate conformity with the essential health and safety requirements set out in European Directives.  To permit the use of a CE mark on a product, proof that the item meets the relevant requirements must be documented.  Sometimes this is achieved using an independent testing organization which evaluates the product and its documentation.  Often it is achieved by a company-internal self-certification process.  In either case, the responsible organization (manufacturer, representative, importer) has to issue an EC-Declaration of Conformity (EC-DoC) indicating its identity, the list of European Directives he declares compliance with, a list of standards the product complies with, and a legally binding signature on behalf of the organization.  All our products are UL or CE certified.

Our Suppliers of Raw Materials

The primary raw materials used in our products are iron, zinc, stainless steel, metal and glass.  The prices of these raw materials are determined based upon prevailing market conditions, supply and demand.  Supply and demand for these raw materials is generally affected by market price fluctuations.  Our primary suppliers, Oceanic PRC and Yingyuan Ltd., account for 22% and 18%, respectively, of our raw material expense.

The costs of our primary our raw materials during fiscal years 2007 and  2006 are as follows:

	2007	2006
Iron	$4,180,303	--
Stainless Steel	$3,513,167	$2,436,741
Metal	$6,091,893	$2,150,054
Glass	$12,028,315	--
TOTAL	$ 25,813,678	$4,587,795

We utilize local suppliers in close proximity to us, typically within 20 kilometers of our manufacturing facilities, in order to closely supervise their activities, monitor quality, provide technical training and collaborate on technical improvements.  If geographically proximate suppliers continue to be able to provide high quality raw materials to us, we intend to continue source our raw materials from them in order to take advantage of lower shipping costs and favorable quality control capabilities.

Well Profit’s main suppliers in 2007 are Jinou Kitchenware Co. Ltd., Gangwen Metal Products Co. Ltd, Bozheng Packaging Products Co. Ltd, Guanglong Industrial Electronics Co. Ltd, Jinjiale Metal Products Co. Ltd. and Zhongshan Oceanic International Co. Ltd.  During 2007 and 2006, Well Profit purchased 91% and 76% of its products from Zhongshan Oceanic International Co. Ltd and Ningbo Jinou Kitchenware Co. Ltd suppliers and Zhongshan Baoying Electronics Co. Ltd suppliers, respectively.

We typically purchase raw materials from our suppliers on credit, with terms requiring payment within 90 - 180 days following the delivery of the raw materials. When we purchase raw materials from PRC suppliers, we are able to pay in Renminbi.  When we purchase raw materials from foreign suppliers, we usually pay in U.S. dollars.  Our accounts payable above six months accounted for none of our total account payables in both 2006 and 2007.

Our Major Customers

We sell 96% of our products to three customers: Zhongshan City Hengbao Export and Import Co., Ltd. and Import Co., Ltd., or Hengbao, Rich Empire International Co., Ltd., or Rich Empire, and Baochang Long Export and Import Co., Ltd., or Baochang, who distribute our products to retailers in China, the United States, Europe and Australia These customers accounted for approximately 69%, 22% and 5% of our total sales revenue in 2007, respectively. Our distributors export an increasing amount of our products to the international market in a bid to further enhance our brand and build our reputation as a provider of high quality household appliances.

The following table shows our top customers in 2007, ranked in order of percentage of revenues.

Rank	Clients Name	% Revenue
1	Zhongshan City Hengbao Export and Import Co., Ltd.	69%
2	Rich Empire International Co., Ltd.	22%
3	Baochang Long Export and Import Co., Ltd.	5%
Total Sales (US $)		96%

During the fiscal years ended December 31, 2007 and 2006, Hengbao, Rich Empire and Baochang accounted for 69%, 22% and 5% of our total sales revenue for grills, ovens and heaters, respectively. No other customers accounted for more than 10% of our sales revenue in 2007. We gained some new customers in 2007 but they only accounted for 4% of our sales in the aggregate. Hengbao is indirectly owned by Oceanic PRC, which until March 2007, was indirectly owned and controlled by Mr. Weiqiu Li, our director and Chief Executive Officer.

Sales, Marketing and Distribution

Our marketing department promotes our products mainly through our distribution networks, trade fairs, import and export companies, and print advertising.  In addition, we train and develop a strong sales force among our own employees by means of various vocational skills training and qualification examinations.  We have 34 employees in our marketing department. We do not use outside sales representatives.

We sell all our products to distributors who sell them to retailers, including mass merchandisers, department stores, home improvement stores, warehouse clubs, drug store chains, catalog stores and discount and variety stores in the United States, Europe and Australia.  Our policy is to maintain an inventory base to service the rapid delivery requirements of our distributors. Because of manufacturing lead times and our seasonal sales, it is necessary that we purchase materials and thereby increase inventories based on anticipated sales and forecasts provided by our distributors and our sales personnel.  In addition, since the acquisition of Well Profit in early 2007, we now possess a large production base for our grills, which will assist us in boosting inventory for such items by internalizing some of the phases of production for this product.

Our Research and Development Efforts

We spent approximately, $23,542 and $0 on Company-sponsored research and development activities in fiscal years 2007 and 2006, respectively. Research and development activities, though a priority for the future, did not occur during fiscal year 2006 because Well Profit was acquired less than a year ago and OCIL focuses on distribution, not production. The expenses on research and development include salary, cost of materials, depreciation and amortization, utilities and other expenses.  In addition, we have not spent any money on customer-sponsored research and development activities.

We believe that the development of new products and new technology is critical to our success. We are continuously working to improve the quality, efficiency and cost-effectiveness of our existing products and develop technology to expand the range of specifications of our products.  For fiscal year 2008 we have not yet allocated any funds for our research and development efforts.

Competition

Our Competitors

The small electric household and appliance industry does not have onerous entry barriers.  As a result, we compete with many small manufacturers and distributors of household products.  Additional competitors may also enter this market and cause competition to intensify. Competition is based on price and quality, as well as access to retail shelf space, product design, brand names, new product introductions, marketing support and distribution strategies.  We compete with various domestic and international manufacturers and distributors, some of which have substantially greater financial and other resources than we currently have.  We believe that our primary competitors in the production of household appliance are Taishan City Guangrong Metal Products Co. Ltd. and Yangjiang City Xinli Industrial Co. Ltd.

The following table ranks our output with the output of these competitors:

Ranking	Manufacturer	Annual Production	Product Structure
1	Taishan City Guangrong	1.2 million units	High, Mid, Low level
2	Yangjiang City Xinli	0.8 million units	Mid, Low level
3	Well Profit	0.45 million units	High, Mid level

We believe that our future success will depend upon our ability to develop and distribute reliable products that incorporate developments in technology and satisfy customer tastes with respect to style and design. It will also depend on our ability to market a broad offering of products in each category at competitive prices.

We plan to broaden our product offerings by acquiring new companies and product lines that are complimentary to our existing products, or related to technologies and know-how developed and used in our existing core product family.

Our Competitive Strengths

We believe that the following competitive strengths enable us to compete effectively:

•

Low Cost Manufacturing. We focus on executing manufacturing programs involving large volumes with superior efficiencies, low cost and high quality.  We organize the production runs in many of our business segments’ product lines to minimize the number of manufacturing functions and the frequency of material handling. We also utilize, where practical, a flexible process which uses cellular manufacturing to allow a continuous flow of parts with minimal set up time. Our efficient and automated manufacturing operations enable us to provide products that are ready for retail distribution with minimal labor costs.  We also utilize an efficient outsourced manufacturing network of suppliers for certain of our products. Many of these relationships are long-term, affording us increased flexibility and stability in our operations. This diverse network allows us to maintain multiple sources of quality products while keeping price points competitive.  We continuously implement cost-saving initiatives that have rationalized certain operating and manufacturing facilities for products, as well as increased outsourcing of certain of our products where it is most cost effective.

•

Proven, Incentivized, and Effective Management Team. Our management team has a proven track record of successful management and has great experience in international trade and management. Our executive corporate management team is led by Weiqiu Li, our Chairman and Chief Executive Officer and  Kinwai Cheung, our Chief Financial Officer. Our management team has about 10 years of experience combined in the manufacturing and marketing of consumer household products.  Our primary operating segments are led by executives with extensive experience in the consumer products markets.

•

Established Distributor Relationships with Major Retailers. Our distributors are trusted suppliers and have attracted large US retailers with our high quality products.  As a result, they have now become the main product supplier of some well-known international manufacturers and retailers such as Nexgrill Industries, Inc., Whalen Storage, Lightdecor, Costco Wholesale Corporation, Street-Surfing, Wal-Mart Stores, Inc., The Home Depot, Inc., Lowe’s Companies, Inc., Target Corporation and Leroy Merlin.  Due to our close relationship with our distributors, we expect our arrangements with our distributors to continue indefinitely.

•

Distinctive Location Advantage. Our Chinese subsidiary is located in Zhongshan, an important manufacturing base in China with stable regional policies and a healthy economic environment. The Catalog of Industrial Structure Development of 2006 and 2007 issued by the Zhongshan Government provides that non-metal, metal processing, appliances manufacturing activities are encouraged industries in Zhongshan.

Intellectual Property

We do not yet own any trademarks or patents in connection with our business.  However, in connection with our purchase of our coffee pot production equipment in July 2007, we also purchased an automatic insulation and vacuum system as the base for producing energy-saving insulation products, such as coffee pots, thermoses and other household insulation products.  Our application for two state patents in connection with this technology were submitted to the National Patent Office in August 2007 and is pending.

Pursuant to a verbal agreement, Oceanic PRC has allowed us to use its logo as a part of our name, indefinitely.  Ocean PRC was a company indirectly owned and controlled by our Chairman and CEO, Weiqiu Li.  However, Mr. Li transferred his ownership interests in this entity to Ye Shu Zhen in March 2007 and filed the transfer with the Hong Kong registrar of companies in March 2008.

Environmental Matters

China’s environmental laws requires all manufacturing enterprises to submit an environmental impact report to the relevant environmental protection authority before starting production operations. In addition, manufacturing enterprises must engage professional environmental organizations to monitor and report on pollutants emission regularly.  Our facilities are not subject to various pollution control regulations with respect to noise and air pollution and the disposal of waste and hazardous materials because our production process does not generate industrial pollutants.  Our production process primarily involves the forming of steel and assembly of accessories and only electricity is needed.  We are not currently subject to any pending actions alleging any violations of applicable PRC environmental laws.

Regulation

Because our operating subsidiaries are located in the PRC, we are regulated by the national and local laws of the PRC.  We do not face any significant government regulation in connection with the production of our products and we do not require any special government permits to produce our products other than those permits that are required of all corporations in China.

We are also subject to PRC’s foreign currency regulations.  The PRC government has controlled Renminbi reserves primarily through direct regulation of the conversion of Renminbi into other foreign currencies.  Although foreign currencies, which are required for “current account” transactions, can be bought freely at authorized PRC banks, the proper procedural requirements prescribed by PRC law must be met.  At the same time, PRC companies are also required to sell their foreign exchange earnings to authorized PRC banks and the purchase of foreign currencies for capital account transactions still requires prior approval of the PRC government.

Under current PRC laws and regulations, FIEs may pay dividends only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations.  In addition, FIEs in China are required to set aside at least 10% of their after-tax profit based on PRC accounting standards each year to its general reserves until the cumulative amount of such reserves reaches 50% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a FIE has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

As a manufacturer of consumer products that are distributed to U.S. consumers, we are also subject to the US Consumer Products Safety Act, which empowers the Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous. Under certain circumstances, the Consumer Products Safety Commission could require us to repurchase or recall one or more of our products.  To date our products have not been subject to any product recalls initiated by the Consumer Products Safety Commission

Throughout the world, most federal, state, provincial and local authorities require safety regulation certification prior to marketing electrical appliances in those jurisdictions and as a result, our distributors require that our products carry a UL or CE Mark. We endeavor to have our products designed to meet the certification requirements of, and to be certified in, each of the jurisdictions in which they are sold.  Laws regulating certain consumer products also exist in some cities and states, as well as in other countries in which we sell our products. We believe that we are in material compliance with all of the laws and regulations applicable to us.

Our Employees

As of March 28, 2008, we employed 2369 full-time employees.  The following table sets forth the number of our full-time employees by function as of December 31, 2007.

Functions	As of December 31, 2007
Manufacturing and engineering	2058
General and administration	107
Marketing and sales	38
Research and development	166

As required by applicable PRC law, we have entered into employment contracts with most of our officers, managers and employees.  We are working towards entering employment contracts with those employees who do not currently have employment contracts with us. We believe that we maintain a satisfactory working relationship with our employees and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations.

China enacted a new Labor Contract Law, which became effective on January 1, 2008.  The Company has updated its employment contracts and employee handbook and is in compliance with the new law.  The Company will work with the employees and the labor union to insure that the employees obtain the full benefit of the law.  The Company does not anticipate that changes in the law will materially impact the Company balance sheet and cash flows.

Our employees in China participate in a state pension scheme organized by PRC municipal and provincial governments.  We are currently required to contribute to the scheme at the rate of 20% of the average monthly salary.  In addition, we are required by PRC law to cover employees in China with various types of social insurance and believe that we are in material compliance with the relevant PRC laws.

Insurance

We have third-party insurance for a number of types of insurance including property insurance on our facilities, automobile insurance, and staff accident insurance.  We are also self-insured to specified levels against product liability insurance.

We believe our insurance coverage is customary and standard of companies of comparable size in comparable industries in China.  However, we cannot ensure that our existing insurance policies are sufficient to insulate us from all losses and liabilities that we may incur.  See “Risk Factors—Risks Related to our Business”.  We have limited insurance coverage and do not carry any business interruption insurance, third-party liability insurance for our manufacturing facilities or insurance that covers the risk of loss of our products in shipment.

Subsequent Events

On April 20, 2007, we entered into the Juxian Agreement, with Juxian and its shareholders, for the acquisition of 100% of Juxian for an aggregate purchase price of $14,000,000, $10,000,000 of which was payable in cash and $4,000,000 of which was payable in 1,000,000 shares of our common stock valued at $4.00 per share.  The cash portion of the purchase price was evidenced by non interest-bearing, unsecured promissory notes delivered by us to each of the Juxian shareholders, pursuant to which one-half of the cash portion was due and payable on July 2, 2008, the first anniversary of the closing, and the remaining half was due and payable on July 2, 2009, the second anniversary of the closing.  On July 5, 2007, we entered into the Weihe Agreement with Weihe and its shareholders for the acquisition of 100% of the then outstanding shares of Weihe. In consideration for the shares of Weihe, we agreed to pay an aggregate price of $45,000,000, to be paid in a combination of 4,500,000 shares of our common stock, valued at $4.00 per share and $27,000,000 in cash.  The obligation to pay the cash portion of the purchase price was evidenced by non-interest-bearing, unsecured promissory notes delivered by us to each of the Weihe shareholders at the closing.  Pursuant to the promissory notes, 40% of the cash portion of the purchase price was due and payable on July 5, 2008, the first anniversary of the closing, and the remaining 60% was due and payable on July 5, 2009, the second anniversary of the closing.   However, on February 7, 2008, we entered into two separate termination and release agreements with each of Juxian and Weihe and their respective shareholders, pursuant to which we agreed to terminate each of the Juxian Agreement and the Weihe Agreement and release each other from our respective obligations under each of the agreements because performance of our respective obligations under the agreements could not be completed without unreasonable expense or delay.  No termination penalties were incurred by our Company in connection with the termination of the Juxian Agreement and the Weihe Agreement.

On May 23, 2007, we entered into a subscription agreement with four investors, pursuant to which they agreed to buy 10 million shares of our common stock for a purchase price, in the aggregate, of $40,000,000. Pursuant to the terms of the subscription agreement, the investors paid approximately 16.25%, or $6,575,000 of the total purchase price, with the remaining subscription receivable payable pursuant to the terms of a promissory note delivered to us by the investors.  The notes were payable upon the earlier to occur of: two years from the date of the note or within five business days of written notification from us that a registration statement pursuant to the Securities Act has been filed by us with the SEC, registering the shares of common stock.  On February 7, 2008, we entered into a termination and release agreement with the above investors, and all parties have agreed to return all consideration paid and release all claims relating the subscription agreement.  There is currently a balance of $6,575,000 owed to the investors pursuant to the termination agreement.

ITEM 1A.  RISK FACTORS

RISKS RELATED TO OUR BUSINESS

The increasing concentration of our small electric household appliance sales among a few retailers and the trend toward private-label brands could negatively affect sales levels or profits.

With the growing trend towards the concentration of our small electric household appliance sales among a few retailers, our distributors are increasingly dependent upon fewer customers whose bargaining strength is growing as a result of concentration.  Through our distributors a substantial quantity of our products to mass merchandisers, national department stores, variety store chains, drug store chains, specialty home retailers and other retail outlets.  These retailers generally purchase a limited selection of small electric household appliances.  As a result, we compete for retail shelf space with our competitors.  In addition, certain of our larger customers are using their own private label brands on household appliances that compete directly with some of our products.  As the retailers in the small electric household appliance industry become more concentrated, competition for sales to these retailers may increase, which could adversely affect our results of operations.

We are susceptible to a material decrease in business if end-users of our products decide not to utilize our distributors.

The customers of our distributors might utilize the services of a different distributor or they might directly import the products themselves from other manufacturers.  If our distributors were to lose one of their major customers our revenues will materially decrease.

Our business could be adversely affected by retailer inventory management.

Changes in retailer inventory management strategies could make inventory management more difficult for us. As a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among retailers to make purchases on a “just-in-time” basis. This requires us to shorten our lead time for production in certain cases and more closely anticipate demand, which could in the future require the carrying of additional inventories or require us to incur additional expenses to expedite delivery.  If our end customers significantly change their inventory management strategies or if they or we fail to forecast consumer demand accurately, we may encounter difficulties in filling the orders placed by our distributors or in liquidating excess inventories, or may find that customers are canceling orders or returning products.  Distribution difficulties may have an adverse effect on our business by increasing the amount of inventory and the cost of warehousing inventory.  Any of these results could have a material adverse effect on us.

We rely on only a few suppliers for the bulk of our raw materials and their non-performance would adversely affect our operations.

We obtain a majority of our products from only a few suppliers whose nonperformance would have a near-term severe impact on our operations. During 2007, we purchased 43% of our products from only three suppliers and during 2006 we purchased 86% of our products from only two suppliers. At December 31, 2007 and 2006, amounts due to those suppliers included in accounts payable were $5,662,584 and $1,665,092, respectively. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated. Such failure could cause us to experience delivery delays or failures caused by production issues or could cause us to deliver of non-conforming products.

We rely on three customers for the majority of our sales revenues and should their orders decrease or their relationship with us be terminated our business and operations would be adversely affected.

Well Profit sells a majority of its products to Hengbao, Rich Empire and Baochang, its exclusive distributors, through an unwritten commercial arrangement between Well Profit and each of them. Hengbao is indirectly owned by Oceanic PRC, which until March 2007, was indirectly owned and controlled by Mr. Weiqiu Li, our director and Chief Executive Officer. During the fiscal year ended December 31, 2007, Hengbao, Rich Empire and Baochang were responsible for 69%, 22% and 5%, respectively, of Well Profit’s sales revenues. In addition, for the fiscal years ended December 31, 2007 and 2006, our sales to Hengbao, Rich Empire and Baochang accounted for $8,772,569, or 97% of our receivables, all of which remains outstanding as at December 31, 2007, with no stated interest rate or repayment terms. Since Well Profit accounted for 71% of our sales during the fiscal year ended December 31, 2007, its concentration of sales with Hengbao, Rich Empire and Baochang makes us vulnerable to any changes in the business environment in which they operate. Any adverse effects on their business and operations may adversely affect our business and operations.

The small electric household and appliance industry is consolidating, which could have a material adverse impact on our success.

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

Environmental regulations impose substantial costs and limitations on our operations.

We are subject to various national and local environmental laws and regulations in China concerning issues such as air emissions, wastewater discharges, and solid waste management and disposal.  These laws and regulations can restrict or limit our operations and expose us to liability and penalties for non-compliance.  While we believe that our facilities are in material compliance with all applicable environmental laws and regulations, the risks of substantial unanticipated costs and liabilities related to compliance with these laws and regulations are an inherent part of our business.  It is possible that future conditions may develop, arise or be discovered that create new environmental compliance or remediation liabilities and costs.  While we believe that we can comply with existing environmental legislation and regulatory requirements and that the costs of compliance have been included within budgeted cost estimates, compliance may prove to be more limiting and costly than anticipated.

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

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, particularly Kinwai Cheung, our Chief Financial Officer and Weiqiu Li, our Chief Executive Officer.  They also depend in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations.  If we lose a key employee or if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer.  Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team.  We do not maintain key man life insurance on any of these individuals.  We depend on the skills and abilities of these key employees in managing the manufacturing, technical, marketing and sales aspects of our business, any part of which could be harmed by further turnover.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have the operating effectiveness of our internal controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports on Form 10-K.  We are subject to this requirement commencing with our fiscal year ending December 31, 2007 and a report of our management is included under Item 9A of this Annual Report on Form 10-K.  In addition, SOX 404 requires the independent registered public accounting firm auditing a company’s financial statements to also attest to and report on the operating effectiveness of such company’s internal controls.  However, this annual report does not include an attestation report because under current law, we will not be subject to these requirements until our annual report for the fiscal year ending December 31, 2008.  We can provide no assurance that we will comply with all of the requirements imposed thereby.  There can be no assurance that we will receive a positive attestation from our independent registered public accountants. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent registered public accountants with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

Investor confidence and market price of our shares may be adversely impacted if we are unable to correct a material weakness in our internal controls over our financial reporting identified by our independent registered public accountants.

In connection with their review of our internal controls over financial reporting for the fiscal year ended December 31, 2007, our management concluded that there were several significant deficiencies, that when combined, resulted in a material weakness in our internal controls over our ability to produce financial statements free from material misstatements.  This material weakness resulted from the combination of the following significant deficiencies: (a) lack of timely identification, research and resolution of accounting issues and lack of  documentation of consideration of recent accounting pronouncements; (b) lack of documentation and review of financial information by our accounting personnel with direct oversight responsibility, and lack of analysis and reconciliation of certain accounts on a periodic basis, and the failure of the accounting system to provide information related to expenditures on a project-by-project basis; (c) absence of documented controls over our related party transactions; and (d) lack of technical accounting expertise among senior financial staff regarding US GAAP and the requirements of the PCAOB, and regarding the preparation of draft financial statements.  Our management has recommended that we address these deficiencies by (1) restructuring of our relationships with related parties to address our controls over related party transactions, (2) hiring additional accounting personnel to assist us in the timely identification, research and resolution of accounting issues and with our documentation processes, (3)  hiring additional high-level accounting personnel with experience in US GAAP to monitor all financial and accounting affairs throughout the Company and (3) engaging a third-party accounting firm to assist management in evaluating complex accounting issues on an as-needed basis.  We believe that these steps will correct the material weaknesses described above, however, our failure to fully remediate it could result in an adverse reaction in the financial marketplace, which could negatively impact the market price of our shares.

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

New corporate income tax law could adversely affect our business and our net income.

On March 16, 2007, National People's Congress passed a new corporate income tax law, which will be effective on January 1, 2008.  This new corporate income tax unifies the corporate income tax rate, cost deductions and tax incentive policies for both domestic and foreign-invested enterprises in China.  According to the new corporate income tax law, the applicable corporate income tax rate of our Chinese subsidiaries will incrementally increase to 25% over a five-year period.  We are expecting that the rules for implementation would be enacted by the Chinese government in the coming months.  After the rules are enacted, we can better assess what the impact of the new unified tax law would be over this period.  The discontinuation of any special or preferential tax treatment or other incentives could adversely affect our business and our net income.

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

ITEM 2.  PROPERTIES.

There is no private ownership of land in China and all land ownership is held by the government of the PRC, its agencies and collectives.  Individuals and companies are permitted to acquire land use rights for specific purposes.  Upon payment of a land grant fee, land use rights can be obtained from the government for a period up to 50 years in the case of industrial land, and are typically renewable.

Our production facilities are located in five leased buildings totaling 35,012.72 square meters, in Zhongshan Harbor Town Oceanic Industrial Area, China for RMB350,127 per month, subject to a 5-year lease that will expire in June 30, 2011.   Oceanic PRC owns the land use right to the facility. We also rent from Oceanic PRC an additional 6,613.7 square meters of production space in the Zhongshan Harbor Town Oceanic Industrial Area, for RMB66,137 per month, subject to a 5-year lease that will expire on May 31, 2012.

We also lease from Oceanic PRC, 2,140 square meters of facilities for employees to use as living quarters, for a monthly payment of RMB12,800 per month (or approximately $1,825). These facilities are offered as an added free benefit to our employees, many of whom have to travel great distances to come to work each day.

We rent administrative offices, located at No. 264-298 Qingshan Road, Nanfeng Center Suite 1905, Quanwan Xingjie, Hong Kong, from Secretary Service Co. Ltd, at a monthly rate of HKD4,500 (approximately, $578), pursuant to a verbal agreement.  In addition, Secretary Service Co. Ltd., receives and forwards our correspondence

We also rent 80 square feet of office space for our U.S. administrative offices located at 633 West 5th Street, 26th Fl Los Angeles  CA 90071, for a monthly payment of $1,200 per month.

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings in the ordinary course of our business.  We are currently not aware of any legal proceedings the ultimate outcome of which, in our judgment based on information currently available, would have a material adverse affect on our business, financial condition or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters that were submitted during the fourth quarter of 2007 to a vote of security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted under the symbol “HSYT.OB” on the Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc., but had not been traded in the Over-The-Counter market except on a limited and sporadic basis.  The CUSIP number is 43737T106.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock.  These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.  The high and low quotations for the first quarter and second quarters of the 2006 fiscal year have been adjusted for a 1-for-10 reverse stock split that became effective in June 20, 2006.

	Closing Prices (1)
	High	Low
Year Ended December 31, 2008
1st Quarter (to March 28, 2008)	$1.65	$0.20

Year Ended December 31, 2007
1st Quarter	$2.82	$2.63
2nd Quarter	$4.18	$4.12
3rd Quarter	$6.05	$3.00
4th Quarter	$4.06	$1.05

Year Ended December 31, 2006
1st Quarter	$1.00	$0.30
2nd Quarter	$1.20	$0.23
3rd Quarter	$1.49	$0.20
4th Quarter	$1.40	$0.25

______________________

(1)

The above tables set forth the range of high and low closing prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Holders

On March 28, 2008, there were approximately 684 stockholders of record of our common stock.  The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

Dividend Policy

We have never declared dividends or paid cash dividends.  Our board of directors will make any future decisions regarding dividends.  We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the near future.

Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our shareholders.  Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table includes the information as of the end of the most recently completed fiscal year for each category of equity compensation plan of the Company:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,000,000 (1)	$0.25	0
Equity compensation plans not approved by security holders	0	0	0
Total	5,000,000	$0.25	0

(1)  On September 29, 2006, our board of directors authorized the establishment of the Home System Group 2006 Equity Incentive Plan, or Plan, whereby we can issue shares of our common stock to certain employees, consultants and directors.  At that time we reserved 5,000,000 shares of our common stock for issuance under the Plan.  On October 5, 2006, we issued 5,000,000 shares of our common stock under the Plan to eight consultants, in lieu of $700,000 in fees due and payable to the consultants for services rendered from January 2, 2006 through September 30, 2006.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On April 20, 2007, we entered into the Juxian Agreement, with Juxian and its shareholders, for the acquisition of 100% of Juxian for an aggregate purchase price of $14,000,000, $10,000,000 of which was payable in cash and $4,000,000 of which was payable in 1,000,000 shares of our common stock valued at $4.00 per share.  The cash portion of the purchase price was evidenced by non interest-bearing, unsecured promissory notes delivered by us to each of the Juxian shareholders, pursuant to which one-half of the cash portion was due and payable on July 2, 2008, the first anniversary of the closing, and the remaining half was due and payable on July 2, 2009, the second anniversary of the closing.  On July 5, 2007, we entered into the Weihe Agreement with Weihe and its shareholders for the acquisition of 100% of the then outstanding shares of Weihe. In consideration for the shares of Weihe, we agreed to pay an aggregate price of $45,000,000, to be paid in a combination of 4,500,000 shares of our common stock, valued at $4.00 per share and $27,000,000 in cash.  The obligation to pay the cash portion of the purchase price was evidenced by non-interest-bearing, unsecured promissory notes delivered by us to each of the Weihe shareholders at the closing.  Pursuant to the promissory notes, 40% of the cash portion of the purchase price was due and payable on July 5, 2008, the first anniversary of the closing, and the remaining 60% was due and payable on July 5, 2009, the second anniversary of the closing.

However, on February 7, 2008, we entered into two separate termination and release agreements with each of Juxian and Weihe and their respective shareholders, pursuant to which we agreed to terminate each of the Juxian Agreement and the Weihe Agreement and release each other from our respective obligations under each of the agreements because performance of our respective obligations under the agreements could not be completed without unreasonable expense or delay.  No termination penalties were incurred by our Company in connection with the termination of the Juxian Agreement and the Weihe Agreement.

Purchases of Our Equity Securities

No repurchases of our common stock were made during the fourth quarter of our fiscal year ended December 31, 2007.

ITEM 6.  SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

Home System Group is a Nevada holding company whose China-based operating subsidiaries, OCIL and Well Profit, are primarily engaged in the production of a variety of small household appliances, including stainless steel gas grills and ovens, gas and electric heaters and residential water pumps.  Our products are sold through distributors to retailers in the United States, Europe, Australia and China.

Our products are primarily manufactured in Well Profit’s facilities which is located on over 82.5 acres of land in Oceanic Industry Park, Sha Gang Highway, Gang Kou Town, Zhongshan, Guangdong Province, China.  Well Profit currently has five (5) assembly lines of stainless steel BBQ grill with a total annual production capacity of approximately 710,000 units of BBQ grills, and two (2) skateboard production lines with a total annual production capacity of approximately 100,000 units.  Our current annual production output is approximately 220,000 BBQ grills, 100,000 sets of shelves, 20 million pump units.

Our sales revenue in 2006 was $3,938,562, and net income in 2006 was $118,249.  Our sales revenue and net income was $41,012,614 and $61,528, respectively, during the year ended December 31, 2007.  In the year ended December 31, 2007, our sales revenue generated from sales of our grills and ovens was $29.9 million, constituting 72.9% of our sales revenue.

Overview of Business Operations in the fiscal year of 2007

During the fiscal year of 2007, we continued to see an increase in sales of our BBQ grills. However, our gross margin decreased from 10.9% in 2006 to 8.4% in 2007, due to a variety of factors including an increase in the cost of raw materials in 2007.

We also focused on developing new business for our Company by acquiring a coffee pot product line at the end of the second quarter of 2007.  Through additional mergers and acquisitions, we hope to achieve product diversification and enhance our research and development capability and manufacturing, production and processing capacity for our products.  Our long-term goal is to focus on the future development of our Company, to increase our international market share and enhance investor confidence.

We expect our revenue to continue to grow in future periods as a result of expected growth in the small household appliance industry and our plans to increase the level of our sales for export.

Principal Factors Affecting Our Financial Performance

Growth of China’s small household appliance manufacturing industry.

China’s small household appliance industry has been growing at a rapid pace since 2005 and does not have onerous entry barriers.  As a result, we compete with many small manufacturers and distributors of household products.  We also compete with established companies, a number of which have substantially greater facilities, personnel, financial and other resources than we have.  If we are unable to compete effectively with these manufacturers and distributors in the areas of product design and innovation, quality, price, product features, merchandising, promotion and warranty, our results of operations could be materially adversely affected.

Fluctuations and increases in raw material costs.

One of our primary challenges is the unstable domestic market for stainless steel plates, our main raw material.  We rely on a steady supply of stainless steel plates to manufacture our products but in recent years the price of metal materials has increased, which has increased the pressure on our production costs.  While the expansion of our Company has necessitated the purchase of larger amounts of raw materials from our suppliers, our purchase volumes have allowed us to bargain with our suppliers to receive a lower price for the purchase of such large quantities.  In addition, we are seeking to identify alternative raw material suppliers to the extent that there are viable alternatives.  In the long term, we are also seeking to expand our use of alternative raw materials.  Should fluctuations and increases in the price of our main raw material become severe, the consequent price movements may have a direct and substantial negative impact on our gross margin.

Taxation

Our subsidiary Well Profit is subject to a preferential corporate income tax rate of 27% of assessable profits, consisting of a 24 % national tax and a 3% local tax.  As approved by the relevant PRC tax authority, Well Profit is entitled to a two-year exemption from EIT from January 2007 to the end of December 2008, followed by 50% tax exemption from January 2009 through December 2011, and a valued added tax rate of 17%.  Well Profit will not have any urban construction tax or education surtax but embankment fees will be charged on 1/1000 of Well Profit’s sales income.

On March 16, 2007, the National People’s Congress of the PRC passed the new EIT Law, which will take effect as of January 1, 2008.  Under the new EIT Law, an enterprise established outside of the PRC with “de facto management bodies” within the PRC is considered a resident enterprise and will normally be subject to the enterprise income tax at the rate of 25.0% on its global income. The new EIT Law, however, does not define the term “de facto management bodies.”  If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our global income will be subject to PRC income tax at a tax rate of 25.0%. In addition, under the new EIT Law, dividends from our PRC subsidiaries to us will be subject to a withholding tax.  The rate of the withholding tax has not yet been finalized, pending promulgation of implementing regulations.  Furthermore, the ultimate tax rate will be determined by treaty between the PRC and the tax residence of the holder of the PRC subsidiary.  We are actively monitoring the proposed withholding tax and are evaluating appropriate organizational changes to minimize the corresponding tax impact. The new EIT Law imposes a unified income tax rate of 25.0% on all domestic-invested enterprises and FIEs, such as our PRC operating subsidiaries, unless they qualify under certain limited exceptions, but the EIT Law permits companies to continue to enjoy their existing preferential tax treatments until such treatments expire in accordance with their current terms.  We expect details of the transitional arrangement for the five-year period from January 1, 2008 to December 31, 2012 applicable to enterprises approved for establishment prior to March 16, 2007 to be set out in more detailed implementing rules to be adopted in the future.  Any increase in our effective tax rate as a result of the above may adversely affect our operating results.  However, details regarding implementation of this new law are expected to be provided in the form of one or more implementing regulations to be promulgated by the PRC government, and the timing of the issuance of such implementing regulations is currently unclear.

Private-label Brands

With the growing trend towards the concentration of our small electric household appliance sales among a few retailers, our distributors are increasingly dependent upon fewer customers whose bargaining strength is growing as a result of concentration.  Through our distributors a substantial quantity of our products to mass merchandisers, national department stores, variety store chains, drug store chains, specialty home retailers and other retail outlets.  These retailers generally purchase a limited selection of small electric household appliances.  As a result, we compete for retail shelf space with our competitors.  In addition, certain of our larger customers are using their own private label brands on household appliances that compete directly with some of our products.  As the retailers in the small electric household appliance industry become more concentrated, competition for sales to these retailers may increase, which could adversely affect our results of operations.

Results of Operations

Year Ended December 31, 2007 compared to the year ended December 31, 2006

The following table summarizes the results of our operations during the fiscal years ended December 31, 2007 and 2006 and provides information regarding the dollar and percentage increase or (decrease) from the 2006 fiscal year to the 2007 fiscal year.

Item	12/31/2007	12/31/2006	$ Increase (Decrease)	Percentage Increase (Decrease)
Revenues	$41,012,614	$3,938,562	$37,074,052	941.31%
Cost of Sales	$37,584,115	$3,507,759	$34,076,356	971.46%
General and Administrative Expenses	$2,324,548	$253,458	$2,071,090	817.13%
Income (Loss) From Operations	$229,425	$177,345	$52,080	29.37%
Interest Expense	$147,764	$0	$147,764	191800%
Net Income	$61,528	$118,249	($56,721)	(47.97%)

Revenues

Net sales for 2007 totaled $41,012,614 compared to $3,938,562 for 2006, an increase of $37,074,052, or approximately 941.31%. The increase in 2007 was primarily due to Holy HK’s generation of revenues for the entire 2007 fiscal year, as compared to only from September to December in the 2006 period.  Revenues from Holy HK accounted for 75.3% of our revenues during 2007.

Cost Of Sales

Cost of sales for 2007 totaled $37,584,115, or approximately 91.6% of net sales, compared to $3,507,759, or approximately 89.1% of net sales, for 2006. The 2.5% increase in cost of sales as a percentage of net sales was due to a significant increase in the price of our raw materials during the 2007 period. During 2007, the cost of iron and steel, in particular, increased significantly and had a negative impact on our cost of sales percentage. Global demand for steel is high, especially in China, due in part to major construction projects in China related to the 2008 Beijing Olympics, the 2010 Shanghai World Exposition and the ongoing construction of housing.

General and Administrative Expenses

General and administrative expenses for 2007 totaled $2,324,548, or approximately 5.67% of net sales, compared to $253,458, or approximately 7.22% of net sales, for 2006. The increase was primarily attributable to the expansion of our new administrative offices in the US and the related lease payment and increased professional fees associated with our expansion.

Income (Loss) From Operations

Income from operations in 2007 was $229,425 as compared to income from operations of $177,345 for 2006, an increase of $52,080, or approximately 29.37%. This increase was also due to Holy HK’s generation of revenues for the entire 2007 fiscal year, as compared to only from September to December in the 2006 period.

Interest Expense

Interest expense for 2007 totaled $147,764, compared to $0 for 2006, an increase of $147,764.  During the 2006 period, Holy HK had minimal operations and had no interest expense and OCIL had no operations.  However, interest expense increased during the 2007 period, due to bank loans totaling $3,706,000 obtained by OCIL during the period and repaid in full in June 2007.

Net Income

Net income was  $61,528 for 2007, compared to a net income of $118,249 for 2006, a decrease of $56,721, or 48%. The decrease was due to an increase in our cost of revenues and our increase in operating expense discussed above.

Liquidity and Capital Resources

As of December 31, 2007, we had cash and cash equivalents of $821,074.  The following table sets forth a summary of our cash flows for the periods indicated:

	December 31, 2007	December 31, 2006

Net cash provided by / (used in) operating activities	$8,059,554	$(2,512,053)
Net cash used in investing activities	$(2,280,492)	$(1,101,490)
Net cash (used in) / provided by financing activities	($4,999,423)	$3,619,465
Effect of exchange rate changes on cash and cash equivalents	$35,423	$90
Net increase in cash and cash equivalent	$815,062	$6,012
Cash and cash equivalents at the beginning of period	$6,012	-
Cash and cash equivalents at the end of period	$821,074	$6,012

As of the year ended December 31, 2007, our unrestricted cash resources were $821,074 as compared to $6,012 as of the year ended December 31, 2006.  We believe that the company will have sufficient funds to meet all the obligations that are due in the next year.

Operating Activities

For the years ended December 31, 2007 and December 31, 2006, net cash provided by (used in) operating activities totaled $8,059,554 and $(2,512,053), respectively.  This change is primarily due to the increase in our scale of operations during the 2007 period. Accounts payable, accounts receivable and inventories increased 9,766,686, 3,330,670 and 2,662,696 respectively, and the aggregate effect contributed a cash inflow of 3,773,320 from operating activities.

Investing Activities

Our main uses of cash for investing activities are for capital expenditures.

Net cash used for investing activities in the fiscal year ended December 31, 2007 was $(2,280,492), as compared to $(1,101,490) in the fiscal year ended December 31, 2006.  The increase of net cash used for investing activities was mainly attributable to the purchase of our new coffee pot production line.

Financing Activities

Net cash (used in) financing activities in the fiscal year ended December 31, 2007 totaled ($4,999,423), as compared to $3,619,465 provided by financing activities in the year ended December 31, 2006. The increase of the cash provided by financing activities was mainly attributable to the our deposit during the 2007 period of $7,540,000 in cash to the shareholders of Weihe in connection with our planned acquisition of Weihe, and our repayment during the same period of $1,745,000 in outstanding principal on an OCIL bank loan.

Our subsidiary, OCIL, has a $4 million revolving line of credit with Bank SinoPac. At the beginning of the fiscal year ended December 31, 2007, OCIL had an outstanding balance of $1,745,000 on this line of credit and during the period OCIL utilized a total of $3,706,000, at an annual interest rate of 4% + HIBOR (the Hong Kong Inter Bank Offered Rate). At December 31, 2007, there were no amounts outstanding in connection with this line of credit.

On May 23, 2007, we entered into a subscription agreement with four investors, pursuant to which they agreed to buy 10 million shares of our common stock for a purchase price, in the aggregate, of $40,000,000. Pursuant to the terms of the subscription agreement, the investors paid approximately 16.25%, or $6,575,000 of the total purchase price, with the remaining subscription receivable payable pursuant to the terms of a promissory note delivered to us by the investors.  The notes were payable upon the earlier to occur of: two years from the date of the note or within five business days of written notification from us that a registration statement pursuant to the Securities Act has been filed by us with the SEC, registering the shares of common stock.  February 7, 2008, we entered into a termination and release agreement with the above investors, and all parties have agreed to return all consideration paid and release all claims relating the subscription agreement.  There is currently a balance of $6,575,000 owed to the investors pursuant to the termination agreement.

Our debt to equity ratio was 3.76% as of December 31, 2007.  We plan to lower this ratio to a healthier level during the next twelve months.  As of December 31, 2007, Well Profit has no bank loan or guarantee.

Our current material capital expenditure requirements are approximately $50,000,000, which will be used to build production facilities (costing approximately $20,000,000) including plant, an R&D center and employee dormitory, purchase equipment (costing approximately $10,000,000), funds for acquisition of target entities (at approximately $20,000,000) and working capital (of approximately $30,000,000) during the next 12 months.  Additional working capital of approximately $30,000,000 may be needed in the short term which we plan to obtain through capital raising activities.

We believe that our current available working capital, after receiving the aggregate proceeds of the capital raising activities, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Obligations Under Material Contracts

Below is a table setting forth our contractual obligations as of December 31, 2007:

(dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt obligations	--	--	--	--	--
Capital commitment	--	--	--	--	--
Operating lease obligations	$2,600,418	$712,971	$1,842,110	$415,337	$0
Purchase obligations	--	--	--	--	--
Total	$2,600,418	$712,971	$1,842,110	$415,337	$0

On May 23, 2007, we entered into a subscription agreement with four investors, pursuant to which they agreed to buy 10 million shares of our common stock for a purchase price, in the aggregate, of $40,000,000. Pursuant to the terms of the subscription agreement, the investors paid approximately 16.25%, or $6,575,000 of the total purchase price, with the remaining subscription receivable payable pursuant to the terms of a promissory note delivered to us by the investors.  The notes were payable upon the earlier to occur of: two years from the date of the note or within five business days of written notification from us that a registration statement pursuant to the Securities Act has been filed by us with the SEC, registering the shares of common stock.  On February 7, 2008, we entered into a termination and release agreement with the above investors, and all parties have agreed to return all consideration paid and release all claims relating the subscription agreement.  There is currently a balance of $6,575,000 owed to the investors pursuant to the termination agreement.

On July 2, 2006, we entered into a lease agreement with Oceanic PRC for a plant consisting of five buildings totaling 35,012.72 square meters. The monthly rent for this plant is RMB350,127.2 (approximately $46,070).  The term of this lease is from July 1, 2006 to June 30, 2011.  We use this plant primarily for production purposes, and, to a small extent, for administrative needs.  In addition, on June 6, 2007, we entered into a lease with Oceanic PRC for a plant consisting of one 6,613.7 square meter building for RMB66,137 (approximately $8,703) per month.  This lease’s term is from June 1, 2007 to May 31, 2012.  This building is exclusively used for production.

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

Revenue Recognition

In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104,  Revenue Recognition , the Company recognizes revenue when persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, receipt of goods by customer occurs, the price is fixed or determinable, and the sales revenues are considered collectible. Subject to these criteria, the Company generally recognizes revenue at the time product is shipped to the customer.

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

Seasonality

Our business is seasonal,  with the highest proportion of sales being generated in the third and fourth quarters of each year for the reason that the retail market is more active during such quarters.  Lower proportions of activity generally occur in the first and second quarter of each year.  However, since the production duration of our product, BBQ grills, is six months, the highest proportion of production for such products is completed in the first and second quarter of each year.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements

The financial statements required by this item begin on page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 20, 2007, Morison Cogen, LLP, or Morison Cogen, resigned as our independent auditor, effective immediately.  Our board of directors accepted Morison Cogen’s resignation and appointed the independent registered public accounting firm of Yu & Associates CPA Corporation, or Yu, as our new auditor.

Morison Cogen had been appointed on October 18, 2006 and during the period that Morison Cogen served as our independent registered public accounting firm and through the date of their resignation, (a) there were no disagreements with Morison Cogen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Morison Cogen, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report; and (b) no accountant’s report on our financial statements issued by Morison Cogen contained an adverse opinion or disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles.

For more details regarding the resignation see our current report on Form 8-K, filed on December 28, 2007, and a copy of Morison Cogen’s consent letter filed as Exhibit 16.1 thereto.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, under the supervision and with the participation of our management, including Weiqiu Li our President and Chief Executive Officer and Kinwai Cheung, our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007.  Based on that evaluation, Messrs. Li and Cheung concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2007.

Management’s Report on Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of Weiqiu Li, our Chief Executive Officer, and Kinwai Cheung, our Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

(1)

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the framework set forth in the report entitled Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring. Based on that evaluation, Mr. Li and Mr. Cheung concluded that as of December 31, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they were intended.

In connection with their review of our internal controls over financial reporting for the fiscal year ended December 31, 2007, our management concluded that there were several significant deficiencies, that when combined, resulted in a material weakness in our internal controls over our ability to produce financial statements free from material misstatements.  The material weakness resulted from a combination of the following significant deficiencies:

•

Lack of documentation and review of financial information by our accounting personnel with direct oversight responsibility, and lack of analysis and reconciliation of certain accounts on a periodic basis, and the failure of the accounting system to provide information related to expenditures on a project-by-project basis;

•

Lack of timely identification, research and resolution of accounting issues and lack of documentation of consideration of recent accounting pronouncements;

•

Absence of documented controls over our related party transactions; and

•

Lack of technical accounting expertise among senior financial staff regarding US GAAP and the requirements of the PCAOB, and regarding the preparation of draft financial statements.

As a result of the above material weakness, our management concluded that, as of December 31, 2007, our internal control over financial reporting is not effective.

Change in Internal Control over Financial Reporting

In order to further enhance our internal controls, our management, with the participation of Messrs. Li and Cheung, has recommended the implementation of the following changes by the end of fiscal year 2008:

•

the restructuring of our relationships with related parties to address our controls over related party transactions;

•

the hiring of additional accounting personnel to assist us in the timely identification, research and resolution of accounting issues and with our documentation processes;

•

the hiring of additional high-level accounting personnel with experience in US GAAP to monitor all financial and accounting affairs throughout the Company; and

•

the engagement of a third-party financial consulting firm to assist management in evaluating complex accounting issues on an as-needed basis, and the implementation of systems to improve control and review procedures over all financial statement and account balances.

We expect that these steps, when taken, will correct the material weaknesses described above. We do not believe that the costs of remediation for the above material weaknesses will have a material effect on our financial position, cash flow, or results of operations.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting.

During the fiscal year ended December 31, 2007, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K but not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(A) OF THE ACT

Directors and Executive Officers

The following table sets forth our directors and executive officers, and their ages and titles as of December 31, 2007.

Name	Age	Position/s
Weiqiu Li	46	Chairman and Chief Executive Officer
Kinwai Cheung	46	Director and Chief Financial Officer
Jing Liu	36	Secretary
Richard P. Randall	70	Director
Guanghan Chen	53	Director
Binhai Chen	40	Director
Jianzhao Zheng	34	Director

Weiqiu Li was appointed Chief Executive Officer of the Company on August 17, 2006 and has been the Chairman of our subsidiary, Oceanic International Company Limited, since June 2003.  Since May 1980, Mr. Li has also served and Chairman and Chief Executive Officer of Weihe Electronics Manufacturing Company Limited.  Concurrently, he served as Vice President for Zhong Shan West District Chamber of Commerce.  Mr. Li received a Bachelor degree in Economic Management from Guangdong Radio & TV University, and studied Automation Control at the South China University of Technology from 1993 to 1995. Mr. Li has more than 20 years’ experience in product design, research and development, production, management and  international trade negotiations.

Kinwai Cheung was appointed as our Chief Financial Officer on August 17, 2006.  Since June 2004, Mr. Cheung has also served as the Administrative Manager of our largest subsidiary, Oceanic International Company Limited.  Prior to this time, Mr. Cheung served as the Chairman and Chief Executive Officer of Kang Teng Trading Company Limited in Zhongshan City, China, from May 1998 to May 2004.  Mr. Cheung received a Bachelor degree in Business Administration from the Zhongshan City Shunwen College in 1989.

Jing Liu was appointed as our Secretary on August 17, 2006.  Ms. Liu has also served as the Secretary of our subsidiary, Oceanic International Company Limited, since March 2004.  Prior to this, Ms. Liu served as the Manager in the International Business Department of Zhong Shan Hua Jie Steel Pipe Group, Ltd. from July1991 to January 2004, where she assisted in the financial management of its subsidiaries.  Ms. Liu received a Bachelor degree in International Trade from the Guangdong Foreign Language Institute.

Richard Randall was appointed to our board of directors on August 7, 2007.  Mr. Randall’s career includes extensive financial and accounting experience as a Chief Financial Officer and Board Member for several U.S. publicly traded companies and he is currently Chairman of the Audit Committee for Steve Madden Ltd., a publicly traded international designer, marketer and retailer of footwear for women, men and children. From 2002 to 2005, Mr. Randall served as the Executive Vice President, Chief Operating Officer and Chief Financial Officer of Direct Holdings Worldwide, the parent of Lillian Vernon Corp. and Time Life, where he was responsible for orchestrating the sale of the company, and from 2000 to 2001, Mr. Randall served as the Senior Vice President and the Chief Financial Officer of Coach, Inc, a publicly traded international designer and marketer of handbags and accessories, where he oversaw the auditing process and SEC compliance.  Mr. Randall has also provided consulting services to Supreme International (renamed Perry Ellis International), and Mondo, Inc. and is a member of the American Institute of CPAs and New York Society of CPAs.  Mr. Randall received a degree in accounting from the City University of New York, Baruch College in 1964 and has been certified as a CPA in New York State.

Guanghan Chen was appointed to our board of directors on July 31, 2007.  Since May 1999, Mr. Chen has served as a professor and senior researcher at the Research Institute of Hong Kong and Macao and the State Council Development Research Center where he teaches courses in economic development theory and policy, industry and regional economics of the Asia-Pacific.  Prior to this, Mr. Chen served as deputy director of the Department of Economics in Zhongshan University from June 1997 to May 1999, and as director of the Institute of Hong Kong and Macao and deputy director of the Hong Kong and Macao Research Center from May 1999 to December 2000.  Mr. Chen holds a Bachelor’s degree in Law and Political Science and a Master’s degree in Economics from Huazhong Normal University and a Doctorate in Economics from Wuhan University.

Binhai Chen was appointed to our board of directors on July 31, 2007.  Mr. Chen has been engaged in accounting, accounting education, auditing, assets evaluation, and tax and management consulting for the past 18 years.  Since July 1989, Mr. Binhai Chen has served as an accountant with the Zhongshan City Zhongxin Accounting Firm.  Mr. Chen holds a Masters Degree in Accounting from Guangzhou City Jinan University and is a Certified Public Accountant, a Certified Tax Agent and a Certified Public Valuer in China.  Mr. Chen is currently the Director of the Guangdong Province Certified Public Accountants Association, the Executive Director of Zhongshan City Certified Public Accountants Association, the Director of Zhongshan City Internal Audit Association and the Director of Zhongshan City Securities Association.

Jianzhao Zheng was appointed to our board of directors on July 31, 2007.  Mr. Zheng has engaged in accounting, accounting education, auditing, assets evaluation, and tax and management consulting for the past 10 years and is an expert in the area of auditing and stock restructuring, taxation and corporate mergers and asset reorganization.  Since July 1994, Mr. Zheng has served as an accountant with the Zhongshan City Zhongxin Accounting Firm.  Mr. Zheng holds a Bachelor Degree in Accounting from Zhongshan City College and holds certifications as a Certified Public Accountant, a Certified Tax Agent and a Certified Public Valuer in China.

Except as noted above, there are no other agreements or understandings for any of our executive officers or directors pursuant to which any of them was to be selected as a director or officer (other than with persons acting solely in their capacities as our directors or officers) or to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.  Our current directors hold no directorships in any other reporting companies.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws (except where not subsequently dismissed without sanction or settlement), or from engaging in any type of business practice, or a finding of any violation of federal or state securities laws.  To the best of our knowledge, no petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of any of our directors or officers, or any partnership in which any of our directors or officers was a general partner at or within two years before the time of such filing, or any corporation or business association of which any of our directors or officers was an executive officer at or within two years before the time of such filing   Except as set forth in our discussion below in “Transaction with Related Persons, Promoters and Certain Control Persons; Corporate Governance,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC.  The SEC has designated specific due dates for these reports.  Based solely on our review of copies of such reports filed with the SEC and written representations of our directors and executive offers, we believe that all persons subject to reporting filed the required reports on time in 2006 and 2007.

Code of Ethics

On July 31, 2007, our board of directors adopted a code of ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer.  The code of ethics is designed to deter wrongdoing and to promote:

•

Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•

Full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC, and in other public communications that we made;

•

Compliance with applicable government laws, rules and regulations;

•

The prompt internal reporting of violations of the code to the appropriate person or persons; and

•

Accountability for adherence to the code.

The code requires the highest standard of ethical conduct and fair dealing of its senior financial officers, or SFO, defined as the Chief Executive Officer and Chief Financial Officer. While this policy is intended to only cover the actions of the SFO, in accordance with Sarbanes-Oxley, we expect our other officers, directors and employees will also review our code and abide by its provisions. We believe that our reputation is a valuable asset and must continually be guarded by all associated with us so as to cam the trust, confidence and respect of our suppliers, customers and stockholders.

Our SFO are committed to conducting business in accordance with the highest ethical standards. The SFO must comply with all applicable laws, rules and regulations. Furthermore, SFO must not commit an illegal or unethical act, or instruct or authorize others to do so.

Material Changes to Director Nomination Procedures

We had no governance and nominating committee, until July 31, 2007, when the board of directors established a governance and nominating committee. Our governance and nominating committee consists of three members: Mr. Guanghan Chen, Mr. Randall, and  Mr. Jianzhao Zheng, each of whom is “independent” as that term is defined under the Nasdaq Marketplace Rules.  Mr. Guanghan Chen serves as the chairman to our governance and nominating committee. The governance and nominating committee assists the board of directors in identifying individuals qualified to become our directors and in determining the composition of the board of directors and its committees.

Our governance and nominating committee is responsible for, among other things:

•

identifying and recommending to the board of directors nominees for election or re-election to the board of directors, or for appointment to fill any vacancy;

•

reviewing annually with the board of directors the current composition of the board of directors in light of the characteristics of independence, age, skills, experience and availability of service to us; and

•

identifying and recommending to the board of directors the directors to serve as members of the committees.

•

We recognize that transactions between us and any of our directors or executive officers can present potential or actual conflicts of interest and create the appearance that our decisions are based on considerations other than the best interests of our stockholders.

Audit Committee

We had no audit committee until July 31, 2007, when the board of directors established an audit committee. Our audit committee consists of three members: Mr. Randall, Guanghan Chen, and  Binhai Chen, each of whom is “independent” as that term is defined under the Nasdaq Marketplace Rules.  Our audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company.  Mr. Randall serves as our audit committee financial expert as that term is defined by the applicable SEC rules as well as the audit committee chair.

Our audit committee is responsible for, among other things:

•

selecting our independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by our independent auditors;

•

reviewing with our independent auditors any audit problems or difficulties and management’s response;

•

reviewing and approving all proposed related-party transactions, as defined in Item 404 of Regulation S-K under the Securities Act of 1933, as amended;

•

discussing the annual audited financial statements with management and our independent auditors;

•

reviewing major issues as to the adequacy of our internal controls and any special audit steps adopted in light of significant internal control deficiencies;

•

annually reviewing and reassessing the adequacy of our audit committee charter;

•

such other matters that are specifically delegated to our audit committee by our board of directors from time to time;

•

meeting separately and periodically with management and our internal and independent auditors; and

•

reporting regularly to the full board of directors.

Shareholder Communications

The Company has a process for shareholders who wish to communicate with the Board of Directors.  Shareholders who wish to communicate with the Board may write to it at the Company’s address given above.  These communications will be reviewed by one or more employees of the Company designated by the Board, who will determine whether they should be presented to the Board.  The purpose of this screening is to allow the Board to avoid having to consider irrelevant or inappropriate communications.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the following persons for services rendered in all capacities during the noted periods: Thomas Elliott and Zujun Xu, our former Chief Executive Officers, Jean LeRoy, our former Chief Financial Officer and Weiqiu Li, Kinwai Cheung and Jing Liu, who became our Chief Executive Officer, Chief Financial Officer and Secretary, respectively, on December 31, 2007.  No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name & Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total

Weiqiu Li, CEO (1)	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

Narrative to Compensation Table

(1)

Weiqiu Li was appointed as our Chief Executive Officer on August 17, 2006, pursuant to our reverse acquisition of Home System Group, Inc., on August 4, 2006.

Outstanding Equity Awards at Fiscal Year End

Other than as set forth below, none of our executive officers received unexercised options, stock that has not vested or equity incentive plan awards that remained outstanding as of the end of the fiscal year ended December 31, 2007.

Name	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Richard Randall	0	100,000	0	6.00	7/7/2009	--	--	--	--

_____________________________

Narrative to outstanding equity awards table

On August 7, 2007, we granted Mr. Randall, our audit committee chair, a ten-year option to purchase 100,000 shares of our common stock, at an exercise price of $6.00 per share.  One-third of the option vested immediately, with the remaining portion vesting as follows: one-third on July 7, 2008 and one-third on July 7, 2009. The vesting of the option is contingent on continued participation as a member of our Board of Directors.

Additional Narrative Disclosure

As required by applicable PRC law, we have entered into employment agreements with most of our officers, managers and employees.  Currently, Ms. Liu is the only officer who is compensated for her services to our Company.  She earns RMB3,500 per month (approximately $440) for her services as our Secretary.  No other benefits have been granted by the Company to officers at this time.

Our subsidiary, Well Profit, has employment agreements with the following executive officers.

Weiqiu Li’s employment agreement became effective as of October 1, 2007 and terminates on October 1, 2008.  We expect that this agreement will be renewed by the parties upon its expiration.  Weiqiu Li receives an annual salary of approximately RMB8,500 per month  (approximately $1,212) under the agreement.

Kinwai Cheung’s employment agreement became effective as of October 1, 2007 and terminates on October 1, 2008.  We expect that this agreement will be renewed by the parties upon its expiration.  Kinwai Cheung receives an annual salary of approximately RMB8,000 per month (approximately $1,140)  under the agreement.

Our executive officers are not entitled to severance payments upon the termination of their employment agreements. They are subject to the customary non-competition and confidentiality covenants.

Compensation of Directors

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our directors for services rendered during our last completed fiscal year.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Weiqiu Li	--	--	--	--	--	--	--
Kinwai Cheung	--	--	--	--	--	--	--
Richard Randall	12,500	--	102,026	--	--	--	114,526
Guanghan Chen	2,647	--	--	--	--	--	2,647
Binhai Chen	2,647	--	--	--	--	--	2,647
Jianzhao Zheng	2,647	--	--	--	--	--	2,647

Narrative to Director Compensation Table

In 2007, we entered into independent director’s contracts and indemnification agreements with each of our independent directors. Under the terms of the independent director’s contracts, Mr. Randall is entitled to an annual fee of $30,000, and Messrs. Binhai Chen, Guanghan Chen and Jianzhao Zheng are each entitled to a one-time fee of RMB20,000 (approximately USD$2,647) for the services to be provided by them as independent directors, and as chairpersons of various board committees, as applicable. Under the terms of the indemnification agreements, we agreed to indemnify the independent directors against expenses, judgments, fines, penalties or other amounts actually and reasonably incurred by the independent directors in connection with any proceeding if the independent director acted in good faith and in our best interests. It is our practice to reimburse our directors for reasonable travel expenses related to attendance at board of directors and committee meetings.

On August 7, 2007, we also granted Mr. Randall, our audit committee chair, a ten-year option to purchase 100,000 shares of our common stock, at an exercise price of $6.00 per share.  One-third of the option vested immediately, with the remaining portion vesting as follows: one-third on July 7, 2008 and one-third on July 7, 2009. The vesting of the option is contingent on continued participation as a member of our Board of Directors.  We use the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility of 161%, and a risk-free interest rate of 4.2%.  In determining volatility of the our options, we use the average volatility of our stock.  Based on the Black-Scholes option pricing model, the entire option was valued at $204,054. One-third of the value of the issuance was expensed immediately as it vested, with the remaining amount expensed monthly over the vesting period. In accordance with SFAS No. 123R, we have recorded stock-based compensation expense during the year ended December 31, 2007 of $102,026, in connection with the issuance of this option.

The compensation paid to Mr. Li and Mr. Cheung, our named executive officers who also serve on our board of directors, is reported in the Summary Compensation Table above. They do not receive any additional compensation for their service as directors.

Other than as set forth herein, there have been no fees earned or paid in cash for services to our directors.  No stock or stock options or other equity incentives were awarded to our directors for their services as directors during the fiscal year ended December 31, 2007.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 28, 2007 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of Home System Group, No. 5A, Zuanshi Ge, Fuqiang Yi Tian Ming Yuan, Fu Tian Qu, Shenzhen City, People’s Republic of China, 518000.

Title of Class	Name & Address of Beneficial Owner	Office, If Any	Amount & Nature of Beneficial Ownership(1)	Percent of Class(2)
Directors and Officers
Common Stock	Wei Qiu Li (3) No. 264-298 Qingshan Road Nanfeng Center, Suite 1905 Quanwan Xingjie, Hong Kong	CEO and Chairman	2,080,000	3.3%
Common Stock	Kinwai Cheung (4) No. 264-298 Qingshan Road Nanfeng Center, Suite 1905 Quanwan Xingjie, Hong Kong	CFO and Director	1,600,000	2.6%
Common Stock	All officers and directors as a group (2 persons named above)		3,680,000	5.9%
5% Securityholders
Common Stock	Kaming Yu (5) Av. Republica 74 A Andar A Ed. Hoi Keng Garden, Macau China		22,178,769	35.5%
Common Stock	Arjuno Investments Ltd(6) Jian Guo Rd. Zhong Huan Wrld Trd Ctr Bldg D 26Fl Beijing, China		4,349,794	6.9%
Common Stock	Shenzhen Hua Yin(7) Curangy & Investment Co A1501 #2222 Jian Tian Rd. Shenzhen City, China		3,251,277	5.2%
Total Shares Owned by Persons Named Above
Common Stock			3,251,277	47.6%

* Less than 1%

1Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

2A total of  62,447,949 shares of our common stock as of March 28, 2008 are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1).  For each beneficial owner above, any options or warrants exercisable within 60 days have been included in the denominator.

3 Xiyan Li has sole voting and investment control over the securities held by Arjuno Investments Ltd.

4 Zhiyong Xu has sole voting and investment control over the securities held by Shenzhen Hua Yin Curangy & Investment Co.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the last fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds $120,000, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”).  We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

•

As of December 31, 2007, our indirect subsidiary, Well Profit, owes us $2.34 million for funds that we advanced as prepaid expenses on its behalf to suppliers: Zhongshan Food Import and Export Company, Zhongshan Guang Yu Import and Export Company, Zhongshan Yu Liang Trading Co., and ZhongShan Tai Quan Import and Export Company.  We subsequently collected the full amount of these advances in July 2007. In September 2006, the Company terminated its business relation with these suppliers and these amounts were due to be returned to the Company.   However, the Company instructed that these suppliers repay such amount to Well Profit. There is no stated interest or repayment terms associated with this transferred amount.

•

On October 26, 2006, Holy (HK) Limited acquired all the issued and outstanding stock of Well Profit for approximately $3,750,000, the net book value of Well Profit.  Since the stockholders of Holy and Well Profit were related, and the control of the merged entity remained with the management of Well Profit, the merger was accounted for as a transaction between entities under common control.

•

Our production facilities are located in five leased buildings totaling 35,012.72 square meters, in Zhongshan Harbor Town Oceanic Industrial Area, China for RMB350,127 per month, subject to a 5-year lease that will expire in June 30, 2011.   Oceanic PRC owns the land use right to the facility. We also rent from Oceanic PRC an additional 6,613.7 square meters of production space in the Zhongshan Harbor Town Oceanic Industrial Area, for RMB66,137 per month, subject to a 5-year lease that will expire on May 31, 2012.  We also lease from Oceanic PRC, 2,140 square meters of facilities for employees to use as living quarters, for a monthly payment of RMB12,800 per month. These facilities are offered as an added free benefit to our employees, many of whom have to travel great distances to come to work each day.  Ocean PRC was a company indirectly owned and controlled by our Chairman and CEO, Weiqiu Li.  However, Mr. Li transferred his ownership interests in this entity to Ye Shu Zhen in March 2007 and filed the transfer with the Hong Kong registrar of companies in March 2008.

•

Our PRC operating subsidiary, Well Profit, sells 69% of its products to Hengbao, one of its exclusive distributors, through an unwritten commercial arrangement between Well Profit and Hengbao.  Hengbao is indirectly owned by Oceanic PRC, which until March 2007, was indirectly owned and controlled by Mr. Weiqiu Li, our director and Chief Executive Officer.  For the fiscal year ended December 31, 2007, our sales to Hengbao accounted for $27,196,100, or 100% of our receivables, 9,134,350 of which remained outstanding as at December 31, 2007, with no stated interest rate or repayment terms.

•

On July 5, 2007, we entered into the Weihe Agreement for the acquisition of 100% of the then outstanding shares of Weihe, a company that was owned and controlled by Weiqiu Li, our Chief Executive Officer. In consideration for the shares of Weihe, we agreed to pay an aggregate price of $45,000,000, to be paid in a combination of 4,500,000 shares of our common stock, valued at $4.00 per share and $27,000,000 in cash.  The obligation to pay the cash portion of the purchase price was evidenced by non-interest-bearing, unsecured promissory notes delivered by us to each of the Weihe shareholders at the closing. Pursuant to the promissory notes, 40% of the cash portion of the purchase price was due and payable on July 5, 2008, the first anniversary of the closing, and the remaining 60% was due and payable on July 5, 2009, the second anniversary of the closing.   However, on February 7, 2008, we entered into a termination and release agreement with Weihe and its shareholders, pursuant to which we agreed to terminate the Weihe Agreement and release each other from our respective obligations thereunder because performance of our respective obligations under the agreements could not be completed without unreasonable expense or delay.  No termination penalties were incurred by us in connection with the termination of the Weihe Agreement.

Except as set forth in our discussion above, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

As we increase the size of our board of directors to include independent directors, we expect to prepare and adopt a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.”  For purposes of our policy only, a “related-person transaction” will be a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds $50,000.  Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person will not be covered by this policy.  A related person will be any executive officer, director or a holder of more than five percent of our common stock, including any of their immediate family members and any entity owned or controlled by such persons.

We anticipate that, where a transaction has been identified as a related-person transaction, the policy will require management to present information regarding the proposed related-person transaction to our audit committee (or, where approval by our audit committee would be inappropriate, to another independent body of our board of directors) for consideration and approval or ratification.  Management’s presentation will be expected to include a description of, among other things, the material facts, the direct and indirect interests of the related persons, the benefits of the transaction to us and whether any alternative transactions are available.

To identify related-person transactions in advance, we are expected to rely on information supplied by our executive officers, directors and certain significant stockholders.  In considering related-person transactions, our board of directors will take into account the relevant available facts and circumstances including, but not limited to:

•

the risks, costs and benefits to us;

•

the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

•

the terms of the transaction;

•

the availability of other sources for comparable services or products; and

•

the terms available to or from, as the case may be, unrelated third parties or to or from our employees generally.

We also expect that the policy will require any interested director to excuse himself or herself from deliberations and approval of the transaction in which the interested director is involved.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.  Except as set forth in our discussion above, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Director Independence

Our Board of Directors is currently composed of 6 members, Weiqiu Li, Kinwai Cheung, Richard Randall,  Guanghan Chen, Binhai Chen and Jianzhao Zheng.  Each of Messrs. Randall, Chen, Chen and Zheng serve on our board of directors as an “independent director” as defined by Rule 4200(a)(15) of the Marketplace Rules of The Nasdaq Stock Market, Inc., or the “Nasdaq Marketplace Rules.”  The board of directors has determined that Mr. Randall possesses the accounting or related financial management experience that qualifies him as financially sophisticated within the meaning of Rule 4350(d)(2)(A) of the Nasdaq Marketplace Rules and that he is an “audit committee financial expert” as defined by the rules and regulations of the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Public Accountants

The following table presents fees for professional audit services rendered by Morison Cogen, LLP, or Morison Cogen, for the audit of the Company's annual financial statements for the year ended December 31, 2006 and fees billed for other services rendered by them during this period, and fees for professional audit services rendered by Yu & Associates CPA Corporation, for the audit of the Company's annual financial statements for the year ended December 31, 2007 and fees billed for other services rendered by them during this period.

	Fiscal 2007	Fiscal 2006
Audit fees (1)	$130,000	$63,000
Audit Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	1,000
TOTAL	$130,000	$64,000

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

Policy on Pre-Approval of Audit and Non-Audit Services of Independent Auditor

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our audit committee to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our audit committee pre-approved the audit service performed by Yu & Associates CPA Corporation for our consolidated financial statements, as of and for the year ended December 31, 2007. As our audit committee was formed on July 31, 2007, there was no such pre-approval by our audit committee before Morison Cogen performed its audit of fiscal 2006 or before Pollard-Kelley Auditing Services, Inc. performed its audit of fiscal year 2005.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Exhibit Title

2.1

Agreement and Plan of Exchange and Reorganization, dated as of March 31, 2003, by and among the registrant and Supreme Property, Inc. (Incorporated by reference to Exhibit 2.1 to the registrant’s registration statement on Form S-4/A filed December 8, 2003)

2.2

Amending Agreement, by and among the registrant and Supreme Property, Inc. dated as of July 26, 2004. (Incorporated by reference to Exhibit 2.2 to the registrant’s registration statement on Form S-4/A filed July 30, 2004)

2.3

Agreement and Plan of Merger, dated as of August 4, 2006, among the registrant, XY Acquisition Corporation, Home System Group, Inc., Kinwai Cheung, Weiqiu Li, Ye Bo Quan, Li Shu Bo, Value Global International Limited, Simple (Hong Kong) Investment & Management Company Limited, First Capital Limited, Shenzhen Dingyi Investment & Consulting Limited and China US Bridge Capital Limited. (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed August 4, 2006)

2.4

Share Exchange Agreement, dated as of December 11, 2006, among the registrant, Holy (H.K.) Limited, Oceanic Well Profit Inc. and the shareholders of Holy (H.K.) Limited. (Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed December 12, 2006)

2.5

Share Exchange Agreement, dated as of April 20, 2007, by and among the registrant, Holy (HK) Limited, Oceanic Well Profit Inc., Zhongshan City Juxian Gas Oven Co., Ltd., and the shareholders of Zhongshan City Juxian Gas Oven Co., Ltd. (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K, filed on April 23, 2007)

2.6

Share Exchange Agreement dated as of June 26, 2007, by and among the registrant, Holy (HK) Limited, Oceanic Well Profit Inc, Zhongshan City Weihe Appliances Co., Ltd., and the shareholders of Zhongshan City Weihe Appliances Co., Ltd. (Incorporated by reference to the Current Report on Form 8-K of the Company, filed on June 26, 2007)

2.7	Letter Amendment to Share Exchange Agreement, dated June 29, 2007. (Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K, filed July 2, 200)

3.1*	Amended and Restated Articles of Incorporation of the registrant, as filed with the Secretary of State of Nevada on July 20, 2006

3.2*	Certificate of Amendment to Articles of Incorporation of the registrant, as filed with the Secretary of State of Nevada on September 29, 2006

3.3	Amended and Restated Bylaws, adopted July 31, 2007 by the registrant. (Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K, filed August 6, 2007)

4.1	Home System Group 2006 Equity Incentive Plan (Incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form S-8, filed on October 11, 2006)

10.1

Subscription Agreement, dated as of May 4, 2006, among the registrant, Yujiao Xiong, Youming Xiong, Chaohui Wu, Pingxin Liu, Bo Chen, Wei Liu, Juhua Wang, Shaoke Chen, Hanping Lee and Mingtung Chen (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed May 4, 2006)

10.2

Subscription Agreement, dated as of May 23, 2007, among Total Giant Group Limited, Total Shine Group Limited, Victory High Investments Limited and Think Big Trading Limited.  (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed May 30, 2007)

10.3

English Translation of Asset Purchase Agreement, dated June 15, 2007, between Oceanic Well Profit, Inc. and  Ms. Huiping Cheng. (Incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed June 18, 2007)

10.4*

Termination Agreement, dated February 7, 2008, by and among the registrant, Holy (HK) Limited, Oceanic Well Profit Inc., Zhongshan City Juxian Gas Oven Co., Ltd., and the shareholders of Zhongshan City Juxian Gas Oven Co., Ltd.

10.5*

Termination Agreement, dated February 7, 2008, by and among the registrant, Holy (HK) Limited, Oceanic Well Profit Inc, Zhongshan City Weihe Appliances Co., Ltd., and the shareholders of Zhongshan City Weihe Appliances Co., Ltd.

10.6*

Termination and Release Agreement, dated as of February 7, 2008, by and among the Registrant, Total Giant Group Limited, Total Shine Group Limited, Victory High Investments Limited, and Think Big Trading Limited

14	Business Ethics Policy and Code of Conduct, adopted July 31, 2007. (Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed August 6, 2007)

21*	List of Subsidiaries

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed with this Report.

SIGNATURES

In accordance with Section 13 or Section 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME SYSTEM GROUP
Date: April 7, 2008 By:	/s/ Weiqiu Li
Weiqiu Li
Chief Executive Officer, Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of April 7, 2008.

SIGNATURE	TITLE

/s/ Weiqiu Li	Chief Executive Officer, President and Director
Weiqiu Li	(Principal Executive Officer)

/s/ Kinwai Cheung	Chief Financial Officer and Treasurer
Kinwai Cheung	(Principal Financial Officer)

/s/ Richard P. Randall	Director
Richard P. Randall

/s/ Guanghan Chen	Director
Guanghan Chen

/s/ Binhai Chen	Director
Binhai Chen

/s/ Jianzhao Zheng	Director
Jianzhao Zheng

HOME SYSTEM GROUP AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEAR / PERIOD ENDED DECEMBER 31, 2007 AND 2006

C O N T E N T S

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED BALANCE SHEETS	F-2

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE YEAR ENDED DECEMBER 31, 2007 AND FOR THE PERIOD FROM APRIL 5, 2006 (DATE OF INCORPORATION) TO DECEMBER 31, 2006	F-3

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY	F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-6

Yu and Associates CPA Corporation (member of GC Alliance Group)
Certified Public Accountants, Management Consultants

Director, Consultant:	Manager:	Member:	Registered:
K.K.Yu MBA., CPA.	Aswin Indradjaja	American Institute of CPAs	Public Company Accounting
Frank T. Murphy CPA.	Debbie Wang MBA.	California Society of CPAs	Oversight Board
	Ava Yim CPA.	Center For Audit Quality

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Home System Group

We have audited the accompanying balance sheet of Home System Group and subsidiaries as of December 31, 2007, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for the year then ended.  Home System Group’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements of Holly (KH) Limited, the accounting acquirer of Home System Group, for the period ended December 31, 2006, as explained in Note 1 to the accompanying consolidated financial statements were audited by other auditors whose report dated March 5, 2007 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Home System Group and subsidiaries as of December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

(Signed) Yu and Associates CPA Corporation

Arcadia, California

February 26, 2008

HOME SYSTEM GROUP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2007 AND 2006

(Expressed in US dollars except for number of shares)

	December 31,
	2007	2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$821,074	$6,012
Accounts receivable - trade	10,706,256	3,212,160
Other receivables	1,056,946	-
	30,233
Inventories	5,267,728	2,334,744
Trade deposits	434,734	112,824
Income tax refundable	75,550	-
Employee advances	-	4,391
TOTAL CURRENT ASSETS	18,362,288	5,670,131

Acquisition deposits	7,540,500	-
Property, plant and equipment - net	5,986,847	3,684,326

TOTAL ASSETS	$31,889,635	$9,354,457

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable - trade	$15,497,372	$2,353,705
Accrued expenses	1,411,351	389,455
Taxes payable	802,054	122,262
Due to related party	-	2,519,898
Due to stockholder	304,366	-
TOTAL CURRENT LIABILITIES	18,015,143	5,385,320

NON-CURRENT LIABILITIES
Due to stockholder	600,000	-
Notes payable	6,575,000	-

TOTAL LIABILITIES	$25,190,143	$5,385,320

STOCKHOLDERS' EQUITY

COMMON STOCK - $0.001 par value; 200,000,000 shares
authorized, 62,477,949 shares and 42,500,000 shares
issued and outstanding at December 31, 2007 and 2006, respectively	$62,478	$42,500

ADDITIONAL PAID-IN CAPITAL	6,615,726	3,709,025

NOTE RECEIVABLE ON STOCK ISSUANCE	(900,000)	-

STATUTORY RESERVES	29,616	-

RETAINED EARNINGS	150,161	118,249

CUMULATIVE TRANSLATION ADJUSTMENT	741,511	99,363

TOTAL STOCKHOLDERS' EQUITY	$6,699,492	$3,969,137

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	31,889,635	9,354,457

See accompanying notes to consolidated financial statements

HOME SYSTEM GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR

THE YEAR ENDED DECEMBER 31, 2007 AND FOR THE

PERIOD FROM APRIL 5, 2006 (DATE OF INCORPORATION) TO DECEMBER 31, 2006

(Expressed in US dollars except for number of shares)

	2007	2006

NET SALES	$41,012,614	$3,938,562
Cost of sales	37,584,115	3,507,759
GROSS PROFIT	3,428,499	430,803

OPERATING EXPENSES
Stock based compensation	874,526	-
General selling and administrative expenses	2,324,548	253,458
	3,199,074	253,458

INCOME FROM OPERATIONS	229,425	177,345

OTHER (EXPENSE) INCOME
Other income	43,593	-
Finance costs	(212,219)	-
Interest income	2,141	244
	(166,485)	244
INCOME BEFORE INCOME TAXES	62,940	177,589

INCOME TAXES	(1,412)	(59,340)

NET INCOME	$61,528	$118,249

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	642,148	99,363

COMPREHENSIVE INCOME	$703,676	$217,612

EARNINGS PER SHARE :
- BASIC	$0.001	$0.003
- DILUTED	$0.001	$0.003

WEIGHTED AVERAGE NUMBER OF SHARES :
- BASIC	60,749,219	42,500,000
- DILUTED	60,749,219	42,500,000

See accompanying notes to consolidated financial statements

HOME SYSTEM GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2007 AND FOR THE

PERIOD FROM APRIL 5, 2006 (DATE OF INCORPORATION) TO DECEMBER 31, 2006

(Expressed in US dollars except for number of shares)

				Note
	Number of		Additional	Receivable			Cumulative
	Shares of	Common	Paid-in	On Stock	Statutory	Retained	Translation
	Common Stock	Stock	Capital	Issuance	Reserves	Earnings	Adjustment	Total

BALANCE AT APRIL 5, 2006		$-	$-	$-	$-	$-	$-	$-
Initial capitalization	10,000	1,285	-	-	-	-	-	1.285
Contributed capital
Cash	-	-	1,123,140	-	-	-	-	1,123,140
Property, plant and equipment	-	-	2,627,100	-	-	-	-	2,627,100
Retroactive recapitalization	42,490,000	41,215	(41,215)	-	-	-	-	-
Cumulative translation adjustment	-	-	-	-	-	-	99,363	99,363
Net income for the period	-	-	-	-	-	118,249	-	118,249
BALANCE AT DECEMBER 31, 2006	42,500,000	42,500	3,709,025	-	-	118,249	99,363	3,969,137

Effects of reverse merger	19,797,949	19,798	2,032,355	-	-	-	-	2,052,153

Notes receivable on acquisition merger	-	-	-	(900,000)	-	-	-	(900,000)

Issuance of common stock for prepaid expenses	150,000	150	622,350	-	-	-	-	622,500

Issuance of common stock for employees	30,000	30	149,970	-	-	-	-	150,000

Issuance of stock options	-	-	102,026	-	-	-	-	102,026

Appropriation to reserves	-	-	-	-	29,616	(29,616)	-	-

Cumulative translation adjustment	-	-	-	-	-	-	642,148	642,148

Net income for the year	-	-	-	-	-	61,528	-	61,528

BALANCE AT DECEMBER 31, 2007	62,477,949	$62,478	$6,615,726	$(900,000)	$29,616	$150,161	$741,511	$6,699,492

See accompanying notes to consolidated financial statements

HOME SYSTEM GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2007 AND FOR THE

PERIOD FROM APRIL 5, 2006 (DATE OF INCORPORATION) TO DECEMBER 31, 2006

(Expressed in US dollars)

	Year Ended December 31,	Period from April 5 to December 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$61,528	$118,249
Adjustments to reconcile net income
to net cash provided by (used in) operating activities
Depreciation	313,854	127,723
Stock-based compensation	874,526	-
Change in assets and liabilities:
(Increase) decrease in assets
Accounts receivable – trade	(3,330,670)	(3,157,823)
Other receivables	(713,807)	-
Inventories	(2,662,696)	(2,293,966)
Trade deposits	2,224,290	(110,853)
Increase (decrease) in liabilities
Accounts payable	9,766,686	2,302,821
Accrued expenses	880,315	381,670
Taxes payable	645,528	120,126

Net cash provided by (used in) operating activities	8,059,554	(2,512,053)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipments	(2,280,492)	(1,101,490)

Net cash used in investing activities	(2,280,492)	(1,101,490)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of share capital	-	1,132,805
Cash acquired in merger	55,980	-
Acquisition deposit	(7,540,500)	-
Net repayments of bank loans	(1,745,000)	-
Notes payable	6,575,000	-
Net (decrease) increase in due to related party	(249,266)	2,486,660
Increase in due to stockholder	904,363	-
Dividend distribution for acquisition	(3,000,000)	-

Net cash provided by (used in) financing activities	(4,999,423)	3,619,465

EXCHANGE RATE EFFECT ON CASH	35,423	90

NET INCREASE IN CASH	815,062	6,012

CASH - BEGINNING OF YEAR/PERIOD	6,012	-

CASH - END OF YEAR/PERIOD	$821,074	$6,012

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$147,764	$-
Income taxes	$72,574	$9,241

NONCASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for prepaid expenses	$622,500	$-
Issuance of common stock for employees' compensation	$150,000	$-
Issuance of stock options	$102,026	$-
Property, plant and equipment contributed as capital	$-	$2,267,100

See accompanying notes to consolidated financial statements

HOME SYSTEM GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

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

On August 4, 2006, Supreme Realty Investments, Inc. (“Supreme”), a public shell company incorporated in the State of Nevada, acquired HSGI. Under the terms of the merger agreement, the stockholders of HSGI received 8,000,000 (post reverse stock split) shares of common stock of Supreme for 100% of HSGI’s outstanding common stock.  Following the merger, the Company changed its name to Home System Group (“HSG”).  Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination.  That is, the share exchange is equivalent to the issuance of stock by HSGI for the net monetary assets of Supreme, accompanied by a recapitalization, and is accounted for as a change in capital structure.  Accordingly, the accounting for the share exchange will be identical to that resulting from a reverse acquisition, except no goodwill will be recorded.  Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, Supreme, are those of the legal acquiree which are considered to be the accounting acquirer, HSGI.  Shares and per share amounts stated have been adjusted to reflect the merger.

Holy (HK) Limited (“Holy”) was incorporated in Hong Kong on September 26, 2006 for the purpose of being a holding company.  Oceanic Well Profit, Inc. (“Well Profit”), a wholly-owned subsidiary of Holy, was incorporated in the Peoples Republic of China (“PRC”) on April 5, 2006 for the purpose of manufacturing gas grills, home electronic appliances, skateboards and bin racks.

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

On January 31, 2007, HSG acquired Holy and its wholly-owned subsidiary Well Profit.  Under the terms of the merger agreement, the stockholders of Holy received $3,000,000 and 42,500,000 shares of voting common stock of HSG in exchange for 100% of Holy’s outstanding common stock. For accounting purposes, the acquisition has been treated as an acquisition of HSG by Holy and as a recapitalization of Holy. The historical financial statements prior to January 31, 2007 are those of Holy and its subsidiary, Well Profit. Share and per share amounts have been retroactively adjusted to reflect the acquisition.

Zhongshan Weihe Electrical Appliances Co. Ltd. (“Weihe”) was acquired on July 5, 2007 by Well Profit. The acquisition was a stock and cash transaction valued at approximately $45,000,000. Under the terms of the Share Exchange Agreement (the "Agreement"), the consideration consists of 4,500,000 newly issued shares of HSG’s common stock, (stock price valued at $4.66 per share – average share price 5 trading days in which there were transactions prior to the acquisition) which were divided proportionally among Weihe’s stockholders in accordance with their respective ownership interests in the Company immediately before the closing of the transaction. The cash consideration consists of $27,000,000 in cash, again divided proportionally among Weihe’s stockholders in accordance with their respective ownership interests in Weihe’s immediately before the closing of the transaction and payable as follows: $10,800,000 due on the first anniversary of the closing of the transaction, and $16,200,000 due on the second anniversary of closing of the transaction. The obligation to pay the cash consideration is evidenced by interest-free promissory notes between HSG and each of Weihe’s stockholders.

HOME SYSTEM GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS (Continued)

On April 20, 2007, the Company entered into a Share Exchange Agreement (the "Agreement") pursuant to which Well Profit acquired 100% of Zhongshan Juxian Gas Oven Co. Ltd. (“Juxian”) in a stock and cash transaction valued at approximately $14,000,000. Under the Agreement, in exchange of surrendering their shares in Juxian, the stockholders of Juxian received both stock consideration, (stock price at  $4.59 per share – average share price 5 trading days in which there were transactions prior to the acquisition) and cash consideration from HSG. The stock consideration consists of 1,000,000 newly issued shares of the HSG common stock, which will be divided proportionally among Juxian’s stockholders in accordance with their respective ownership interests in Juxian’s immediately before the closing of the transaction. The cash consideration consists of $10,000,000 in cash, again divided proportionally among Juxian’s stockholders in accordance with their respective ownership interests in the Company immediately before the closing of the transaction and payable as follows: $5,000,000 due on the first anniversary of the closing of the transaction, which was July 2, 2007 and $5,000,000 due on the second anniversary of closing of the transaction. The obligation to pay the cash consideration is evidenced by interest-free promissory notes between the Companies.

On February 7, 2008, the Company cancelled the acquisition of Weihe and Juxian and the Share Exchange Agreement.

NOTE 2 – BASIS OF CONSOLIDATION

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

As agreements to acquire Zhongshan Weihe Electrical Appliances Co., Ltd. and Zhongshan Juxian Gas Oven Co., Ltd. have been cancelled subsequent to the year ended December 31, 2007, the accounts of these two companies have not been consolidated into these financial statements.

HOME SYSTEM GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and cash equivalents

Cash and cash equivalents include cash on hand, cash accounts, interest bearing savings accounts and time certificates of deposit with a maturity of three months or less when purchased.

Inventory

Inventory is stated at the lower of cost or market, determined by the weighted average method.  Work-in-progress and finished goods inventories consist of raw materials, direct labor and overhead associated with the manufacturing process.

Property, plant and equipment

Property, plant and equipment are stated at cost including the cost of improvements.  Maintenance and repairs are charged to expense as incurred.  Assets under construction are not depreciated until construction is completed and the assets are ready for their intended use.  Depreciation and amortization are provided on the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the assets as follows:

Plant and machinery

10 to 15 years

Furniture, fixtures and equipment

5 years

Revenue recognition

Revenue from sales of the Company’s products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are delivered to and accepted by its customers, the price is fixed or determinable as stated on the sales contract, and collectibility is reasonably assured.  Customers do not have a general right of return on products shipped. Products returns to the Company were insignificant during past years.  There are no post-shipment obligations, price protection and bill and hold arrangements.

HOME SYSTEM GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Warranty Costs

The Company accounts for its liability for product warranties in accordance with FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Under FIN 45, the aggregate changes in the liability for accruals related to product warranties issued during the reporting period must be charged to expense as incurred.

Comprehensive Income

The Company follows the Statement of Financial Accounting Standard (“SFAF”) No. 130, “Reporting Comprehensive Income.” Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

Income taxes

Income taxes are provided on an asset and liability approach for financial accounting and reporting of income taxes.  Any tax paid by subsidiaries during the year is recorded.  Current tax is based on the profit or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purpose and is calculated using tax rates that have been enacted or substantively enacted at the balance sheet date.  Deferred income tax liabilities or assets are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and the financial reporting amounts at each year end.

A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized.

HOME SYSTEM GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation

The consolidated financial statements of the Company are presented in United States Dollars (“US$”).  Transactions in foreign currencies during the year are translated into US$ at the exchange rates prevailing at the transaction dates.  Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated into US$ at the exchange rates prevailing at that date.  All transaction differences are recorded in the income statement.

The Company’s subsidiaries in the PRC have their local currency, Renminbi (“RMB”), as their functional currency.  On consolidation, the financial statements of the Company’s subsidiaries in PRC are translated from RMB into US$ in accordance with SFAS No. 52, "Foreign Currency Translation".  Accordingly, all assets and liabilities are translated at the exchange rates prevailing at the balance sheet dates and all income and expenditure items are translated at the average rates for each of the years.

RMB is not a fully convertible currency.  All foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange.  The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand.  Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective years:

December 31, 2007
Balance sheet	USD 0.1371 to RMB1.00
Statement of income and comprehensive income	USD 0.1317 to RMB1.00

December 31, 2006
Balance sheet	USD 0.1282 to RMB1.00
Statement of income and comprehensive income	USD 0.1256 to RMB1.00

Commencing from July 21, 2005, China has adopted a managed floating exchange rate regime based on market demand and supply with reference to a basket of currencies.  The exchange rate of the US$ against the RMB was adjusted from approximately RMB 8.28 per US$ to approximately RMB 8.11 per US$ on July 21, 2005.  Since then, the PBOC administers and regulates the exchange rate of US$ against RMB taking into account demand and supply of RMB, as well as domestic and foreign economic and financial conditions.

Basic and diluted earnings per share

The Company reports basic earnings per share in accordance with SFAS No. 128, “Earnings Per Share”.  Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented.  The weighted average number of shares of the Company represents the common stock outstanding during the reporting periods.

Diluted earning per share is based on the assumption that all dilutive options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the time of issuance, and as if funds obtained thereby were used to purchase common stock at the average market price during the year.

The Company reports its diluted earnings per share exclude all options because they are anti-dilutive.

HOME SYSTEM GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recently Issued Accounting Pronouncements

FIN 48 “Accounting for Uncertainty in Income Taxes”

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

SFAS No. 157 “Fair Value Measurement”

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurement. SFAS No. 157 is effective for fiscal years after November 15, 2007 and interim periods within those fiscal years. The Company does not believe that the adoption of the provisions of SFAS No. 157 will materially impact its financial statements and footnote disclosures.

SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value option may be elected on an instrument-by-instrument basis, with few exceptions.  SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities.  The requirements of SFAS 159 are effective for the fiscal year beginning January 1, 2008.  The Company is in the process of evaluating this guidance and therefore has not yet determined the impact that SFAS 159 will have on its consolidated financial statements upon adoption.

HOME SYSTEM GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (continued)

SFAS 141R, “Business Combinations”

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141R”). FAS 141R replaces Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”), although it retains the fundamental requirement in FAS 141 that the acquisition method of accounting be used for all business combinations. FAS 141R establishes principles and requirements for how the acquirer in a business combination (a) recognizes and measures the assets acquired, liabilities assumed and any noncontrolling (“minority”) interest in the acquiree, (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase and (c) determines what information to disclose regarding the business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the Company’s 2009 fiscal year. The Company is currently assessing the potential effect of FAS 141R on its financial statements.

SFAS 160, “Noncontrolling (“Minority”) Interests in Consolidated Financial Statements” –

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling (“minority”) Interests in Consolidated Financial Statements” (“FAS 160”). FAS 160 establishes accounting and reporting standards for the noncontrolling (“minority”) interest in a subsidiary, commonly referred to as minority interest. Among other matters, FAS 160 requires (a) the noncontrolling (“minority”) interest be reported within equity in the balance sheet and (b) the amount of consolidated net income attributable to the parent and to the noncontrolling (“minority”) interest to be clearly presented in the statement of income. FAS 160 is effective for the Company’s 2009 fiscal year. FAS 160 is to be applied prospectively, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company is currently assessing the potential effect of FAS 160 on its financial statements.

Control By Principal Stockholders

The directors, executive officers and their affiliates or related parties, if they voted their shares uniformly, could have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company's assets.

HOME SYSTEM GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents are summarized as follows:

	2007	2006

Cash at bank	$815,738	$6,012
Cash on hand	5,336	-

Total	$821,074	$6,012

NOTE 5 – ACCOUNTS RECEIVABLE - TRADE

Accounts receivable by major categories are summarized as follows:

	2007	2006
Accounts receivable	$10,706,256	$3,212,160

Less: allowances for doubtful accounts	-	-
Total	$10,706,256	$3,212,160

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT - NET

Property, plant and equipment consist of the following:

	2007	2006
At cost:
Plant and machinery	$6,278,5355	$3,773,2523
Furniture, fixtures and equipment	87,8310	41,0688

Total	6,366,366	3,814,320

Less: accumulated depreciation	379,519	129,994
Net book value	$5,986,847	$3,684,326

During the year ended December 31, 2007, depreciation expenses amounted to $313,854, among which $ 224,841 and $89,013 were recorded as cost of sales and administrative expense respectively.

During the period from April 5 to December 31, 2006, depreciation expenses amounted to $127,723, among which $126,347 and $1,376 were recorded as cost of sales and administrative expense respectively.

HOME SYSTEM GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTIES TRANSACTIONS

Include in trade deposits of $434,734, there is an amount of $79,260 for future purchase of materials from a company whose previous directors were also directors of the Company.

During the year ended December 31, 2007 and the period from April 5 to December 31, 2006, the Company had the transactions with related companies in the normal course of business. Those related companies ceased to be related to the Company in August 2007 when two of the Company’s shareholders sold their interests. The value of transactions with those related companies up to August 2007 are as follows:

	For the years ended December 31	Period from April 5 to December 31, 2006

Sales to the related companies	$9,722,473	$-
Percentage of total net sales	24%	-
Purchases from the related companies	$4,276,390	$3,481,890
Percentage of total purchases	11%	100%
Rental expenses paid to related companies	$337,350	$-
Building management fee paid to related companies	$19,052	$-
Purchase of fixed assets	$-	$1,119,260

HOME SYSTEM GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT REPORTING

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

The Company has two reportable segments: (1) barbeque set products and (2) skateboards. These operating segments were determined based on the nature of the products and services offered. Overhead items that are specifically identifiable to a particular segment are applied to such a segment.

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

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes.

	Barbeque set products		Skateboards		Other home appliances			Corporate		Total
	For the year ended December 31, 2007	Period from April 5 to December 31, 2006	For the year ended December 31, 2007	Period from April 5 to December 31, 2006	For the year ended December 31, 2007		Period from April 5 to December 31, 2006	For the year ended December 31, 2007	Period from April 5 to December 31, 2006	For the year ended December 31, 2007	Period from April 5 to December 31, 2006
Net sales	$29,899,115	$3,938,562	$10,427,732	$-	$685,767		$-	$-	$-	$41,012,614	$3,938,562
Depreciation	$243,981	$127,723	$59	$-	$69,814		$-	$-	$-	$313,854	$127,723
Segment income before income taxes	$1,332,484	$177,589	$125,111	$-	$4,411	$		$(1,399,066)	$-	$62,940	$177,589
Segment assets	$13,009,322	$9,354,457	$7,894,668	$-	$2,274,377	$		$8,711,268	$-	$31,889,635	$9,354,457
Capital expenditures	$119,568	$1,101,490	$1,481	$-	$2,159,443	$		$-	$-	$2,280,492	$1,101,490

HOME SYSTEM GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INVENTORIES

Inventories consist of the following:

	2007	2006

Raw materials	$1,695,194	$563,0977
Work in process	2,167,281	1,669,5591
Consumables	70,950	-
Finished goods	1,334,303	102,088

Total	$5,267,728	$2,334,744

NOTE 10 – SHIPPING AND HANDLING FEES AND COSTS

The Company follows Emerging Issues Task Force (“EITF”) No. 00-10, Accounting for Shipping and Handling Fees and Costs.  The Company does not charge its customers for shipping and handling.  The Company classifies shipping and handling costs as part of the cost of goods sold which are $416,675 and $48,260 for the year ended December 31, 2007 and for the period from April 5 to December 31, 2006 respectively.

NOTE 11 – TRADE DEPOSITS

Amount represents deposits held by suppliers to be used for future purchases. Included in trade deposits is $79,260 paid to the previously related company (Note 7).

NOTE 12 – DUE TO STOCKHOLDER

Amount represents advances from a stockholder during the year of 2007.  The amount due is unsecured with no stated interest. Amount of $600,000 is not repayable within twelve months from the balance sheet date which recorded under non-current liabilities and the remaining amount of $304,366 is repayable on demand which recorded under current liabilities.

HOME SYSTEM GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), using the modified prospective method as permitted under SFAS No. 123R.  Under this transition method, compensation cost recognized in 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.  In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated. There was no unrecognized compensation cost as of December 31, 2006.

During the year ended December 31, 2007, the Company’s net income was $874,526 lower due to stock-based compensation expense as a result of the adoption of SFAS No. 123R and the issuance of stock options, as shown below.

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility of 161%, and a risk-free interest rate of 4.2%. In determining volatility of the Company’s options, the Company used the average volatility of the Company’s stock.

On August 7, 2007, the Company granted to the audit committee chairman and also a Board of Director of the Company an option to purchase 100,000 shares of the Company’s common stock at an exercise price of $6.00 per share.  One-third of the option vested immediately, with the remaining portion vesting as follows: one-third on July 7, 2008 and one-third on July 7, 2009. The vesting of the option is contingent on continued participation as a Board of Director. The option expires in ten years. Based on the Black-Scholes option pricing model, the entire option was valued at $204,054. One-third of the value of the issuance was expensed immediately as it vested, with the remaining amount expensed monthly over the vesting period. In accordance with SFAS No. 123R, the Company has recorded stock-based compensation expense during the year ended December 31, 2007 of $102,026 in connection with the issuance of this option.

There were no stock options or warrants issued during the period from April 5 to December 31, 2006.

HOME SYSTEM GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – STOCK-BASED COMPENSATION - CONTINUED

The following table summarizes all Company stock option transactions between January 1, 2007 and December 31, 2007

	Option Shares	Vested Shares	Exercise Price per Common Share Range
Balance, December 31, 2006	-	-	$-
Granted or vested during the year ended December 31, 2007	100,000	50,000	$6.00
Expired during the year ended December 31, 2007	-	-	-
Balance, December 31, 2007	100,000	50,000	$6.00

The following table provides certain information with respect to the above referenced options outstanding at December 31, 2007:

Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life Years

$6	$6	9.96

On March 13, 2007, the Company issued 150,000 shares of its common stock for consulting services to be performed from March 13, 2007 through December 31, 2007 valued at $622,500, fair value of $4.15 per share at the date of issuance.

On July 18, 2007, the Company issued 30,000 shares of its common stock to employees (100 shares to each of 300 employees) as a bonus payment. The shares were valued at $150,000, fair value of $5 per share on the date of issuance, and recorded as salary expense for the year ended December 31, 2007.

As a result, the total stock compensation expense reported was $874,526 and $- for the year ended December 31, 2007 and for the period from April 5 to December 31, 2006, respectively.

NOTE 14 – NOTE RECEIVABLE ON STOCK ISSUANCE

The amount represents a promissory note received on May 4, 2006 for the issuance of 5,500,000 shares (post reverse stock split) of the Company’s common stock.  The note receivable is reflected as a contra equity account since the proceeds have not been received as of the issuance of the financial statements.  The payment of the promissory note is required when the registration statement covering the 5,500,000 shares is declared effective by the Securities and Exchange Commission.

HOME SYSTEM GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – INCOME TAXES

The income taxes provided represents the following:

	Year Ended December 31, 2007	Period from April 5 to December 31, 2006

PRC Enterprise Income Tax		-
Current	$-	$59,340
Underprovided in prior period	1,412	-

	$1,412	$59,340

The effective income tax expenses differ from the PRC statutory income tax expenses from continuing operations in the PRC as follows:

	Year Ended December 31, 2007	Period from April 5 to December 31, 2006

Provision for income taxes at statutory income tax rate - 33% in 2007 and 2006	$20,770	$58,691
Non-deductible items for tax	-	649
Tax holiday	(65,892)	-
Income not subject to tax	(419,589)
Loss from the subsidiaries	464,711	-
Underprovided in prior period	1,412	-
	$1,412	$59,340

UNITED STATES

The Company is incorporated in the United States of America and is subject to United States of America tax law. No provisions for income taxes have been made as the Company has no taxable income for reporting periods. The applicable income tax rates for the Company for the reporting periods are progressive between 15% and 39%.

BRITISH VIRGIN ISLANDS

HSGI is incorporated in the British Virgin Islands and, under the current laws of the British Virgin Islands, is not subject to income taxes.

HONG KONG

Holy is an investment holding company in Hong Kong. No provisions for income taxes have been made as the Company has no taxable income for reporting periods.

No Hong Kong Profits Tax has been provided in the financial statements as the business of Oceanic is carried outside Hong Kong and there was no income derived from or arising in Hong Kong during the period.

HOME SYSTEM GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – INCOME TAXES

Well Profit being a foreign venture enterprise is entitled to, starting from the first profitable year, a two-year exemption from enterprise income tax followed by a three-year 50% reduction in its enterprise income tax rate (“Tax Holiday”). As such, after the application by Well Profit and approval by the relevant tax authority in 2007, Well Profit was exempted from enterprise income tax for the fiscal years 2007 and 2008.  For the following three fiscal years from 2009 to 2011, Well Profit will be subject to enterprise income tax at rate of 15%.

The income tax refundable of $75,550 represents the tax refund for the tax holiday. It will be fully refund after the approval by the relevant tax authority.

No provision for deferred taxes has been made as there were no material temporary differences at December 31, 2007 and 2006.

NOTE 16 – WARRANTY

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

	2007	2006

Warranty accrual, beginning of year / period	$24,025	$-
Warranty accrued during the year / period	13,731	24,0255
Adjustments to pre-existing accruals	(958)	-
Actual warranty expenditures	(14,110)	-
Warranty, end of year / period	$22,688	$24,025

NOTE 17 – STATUTORY RESERVES

Under PRC regulations, Well Profit may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC GAAP.  In addition, Well Profit is required to set aside at least 10% of their after-tax net profits each year, if any, to fund the statutory reserves until the balance of the reserves reaches 50% of their registered capital.  The statutory reserves are not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses.

HOME SYSTEM GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – CONCENTRATIONS, RISK AND UNCERTAINTIES

The Company has the following concentrations of business with each customer constituting greater than 10% of the Company’s sales:

	Year Ended December 31, 2007	Period from April 5 to December 31, 2006

Zhongshan City Heng Bao Trading Co., Ltd	69%	69%
Rich Empire International Limited	22%	-
Zhongshan City Guang Yu Import and Export Company Limited	-	19%
Zhongshan City Xin Da Import and Export Company Limited	1%	11%

The Company has the following concentrations of accounts receivable constituting greater than 10% of the Company’s accounts receivable:

	Year Ended December
	2007	2006

Zhongshan City Heng Bao Trading Co., Ltd	97%	85%
Zhongshan City Guang Yu Import and Export Company Limited	22%	12%

The Company has the following concentrations of business with each supplier constituting greater than 10% of the Company’s purchases:

	Year Ended December 31, 2007	Period from April 5 to December 31, 2006
Zhongshan City Oceanic International Company Limited	22%	75%
Zhongshan City Heng Bao Trading Co., Ltd	3%	11%
Foshan Ying Yuan Import and Export Company Limited	18%	-

This concentration makes the Company vulnerable to a near-term severe impact should the relationships be terminated.

HOME SYSTEM GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – NOTES PAYABLE AND FIXED PRICE STANDBY EQUITY DISTRIBUTION AGREEMENT

On May 23, 2007, the Company entered into a Fixed Price Standby Equity Distribution Agreement with four investors (the “Investors”).  Pursuant to the Fixed Price Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to the Investors up to 10 million shares of the Company’s common stock for a total purchase price of up to $40 million (a per share purchase price of $4.00 per share). The Investors’ obligation to purchase shares of common stock under the Fixed Price Standby Equity Distribution Agreement is subject to certain conditions, including the Company obtaining an effective registration statement for the resale of the common stock sold under the Fixed Price Standby Equity Distribution Agreement.  The investors shall deliver 16.5% of the purchase price payable by wire transfer of immediately available funds to an account that the Company designated in writing to each investor prior to the closing date of the transactions. Also, the investors shall deliver to the Company an executed Promissory Note for the payment of the remaining 83.5% of the remaining commitment under this agreement.

On February 7, 2008, the Company cancelled the Fixed Price Standby Equity Distribution Agreement with the investors and the amount received to be refunded has been reflected as “Notes Payable”. In addition, the Company is also required to pay to the investors an aggregate amount of $65,000 for the cancellation which accrued and recorded as general administrative expenses.

HOME SYSTEM GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – COMMITMENTS AND CONTINGENCIES

Operating Leases

In the normal course of business, the Company leases office and factory space under operating lease agreements. The Company rents factory premises for the production and manufacturing process. The operating lease agreements generally contain renewal options that may be exercised at the Company's discretion after the completion of the base rental terms. In addition, many of the rental agreements provide for regular increases to the base rental rate at specified intervals, which usually occur on an annual basis. The Company was obligated under operating leases requiring minimum rentals as follows:

2007

December 31,
2008	$712,971
2009	712,971
2010	712,971
2011	416,168
2012	45,337
$2,600,418

During the years ended December 31, 2007 and 2006, rental expenses were $618,820 and $270,222 respectively.

EXHIBIT INDEX

Exhibit Number	Exhibit Title

2.1

Agreement and Plan of Exchange and Reorganization, dated as of March 31, 2003, by and among the registrant and Supreme Property, Inc. (Incorporated by reference to Exhibit 2.1 to the registrant’s registration statement on Form S-4/A filed December 8, 2003)

2.2

Amending Agreement, by and among the registrant and Supreme Property, Inc. dated as of July 26, 2004. (Incorporated by reference to Exhibit 2.2 to the registrant’s registration statement on Form S-4/A filed July 30, 2004)

2.3

Agreement and Plan of Merger, dated as of August 4, 2006, among the registrant, XY Acquisition Corporation, Home System Group, Inc., Kinwai Cheung, Weiqiu Li, Ye Bo Quan, Li Shu Bo, Value Global International Limited, Simple (Hong Kong) Investment & Management Company Limited, First Capital Limited, Shenzhen Dingyi Investment & Consulting Limited and China US Bridge Capital Limited. (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed August 4, 2006)

2.4

Share Exchange Agreement, dated as of December 11, 2006, among the registrant, Holy (H.K.) Limited, Oceanic Well Profit Inc. and the shareholders of Holy (H.K.) Limited. (Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed December 12, 2006)

2.5

Share Exchange Agreement, dated as of April 20, 2007, by and among the registrant, Holy (HK) Limited, Oceanic Well Profit Inc., Zhongshan City Juxian Gas Oven Co., Ltd., and the shareholders of Zhongshan City Juxian Gas Oven Co., Ltd. (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K, filed on April 23, 2007)

2.6

Share Exchange Agreement dated as of June 26, 2007, by and among the registrant, Holy (HK) Limited, Oceanic Well Profit Inc, Zhongshan City Weihe Appliances Co., Ltd., and the shareholders of Zhongshan City Weihe Appliances Co., Ltd. (Incorporated by reference to the Current Report on Form 8-K of the Company, filed on June 26, 2007)

2.7	Letter Amendment to Share Exchange Agreement, dated June 29, 2007. (Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K, filed July 2, 200)

3.1*	Amended and Restated Articles of Incorporation of the registrant, as filed with the Secretary of State of Nevada on July 20, 2006

3.2*	Certificate of Amendment to Articles of Incorporation of the registrant, as filed with the Secretary of State of Nevada on September 29, 2006

3.3	Amended and Restated Bylaws, adopted July 31, 2007 by the registrant. (Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K, filed August 6, 2007)

4.1	Home System Group 2006 Equity Incentive Plan (Incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form S-8, filed on October 11, 2006)

10.1

Subscription Agreement, dated as of May 4, 2006, among the registrant, Yujiao Xiong, Youming Xiong, Chaohui Wu, Pingxin Liu, Bo Chen, Wei Liu, Juhua Wang, Shaoke Chen, Hanping Lee and Mingtung Chen (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed May 4, 2006)

10.2

Subscription Agreement, dated as of May 23, 2007, among Total Giant Group Limited, Total Shine Group Limited, Victory High Investments Limited and Think Big Trading Limited.  (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed May 30, 2007)

10.3

English Translation of Asset Purchase Agreement, dated June 15, 2007, between Oceanic Well Profit, Inc. and  Ms. Huiping Cheng. (Incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed June 18, 2007)

10.4*

Termination Agreement, dated February 7, 2008, by and among the registrant, Holy (HK) Limited, Oceanic Well Profit Inc., Zhongshan City Juxian Gas Oven Co., Ltd., and the shareholders of Zhongshan City Juxian Gas Oven Co., Ltd.

10.5*

Termination Agreement, dated February 7, 2008, by and among the registrant, Holy (HK) Limited, Oceanic Well Profit Inc, Zhongshan City Weihe Appliances Co., Ltd., and the shareholders of Zhongshan City Weihe Appliances Co., Ltd.

10.6*

Termination and Release Agreement, dated as of February 7, 2008, by and among the Registrant, Total Giant Group Limited, Total Shine Group Limited, Victory High Investments Limited, and Think Big Trading Limited

14	Business Ethics Policy and Code of Conduct, adopted July 31, 2007. (Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed August 6, 2007)

21*	List of Subsidiaries

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed with this Report.