Form 10-Q/A
period 2007-09-30
Home System Group
filed 2008-04-22
CIK 1172319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 Q/A
(Amendment No. 1)

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2007

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 000-49770

HOME SYSTEM GROUP
(Exact name of small business issuer as specified in its charter)

NEVADA	43-1954776
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

No. 5A, Zuanshi Ge
Fuqiang Yi Tian Ming Yuan
Fu Tian Qu, Shenzhen City,
People’s Republic of China
(Address of principal executive offices)

(86 755) 8357-0142
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒         No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition for "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐        No ☒

EXPLANATORY NOTE

Home System Group (the "Company") is filing this Amendment No. 1 on Form 10-Q/A, to reflect the effect of (1) the Company’s voidance and termination of the Fixed Price Standby Equity Distribution Agreement, (2) the Company’s voidance and termination of the agreements to acquire Zhongshan Weihe Electrical Appliances Co., Ltd. ("Weihe") and Zhongshan Juxian Gas Oven Co., Ltd. ("Juxian") and (3) the correction of certain disclosures contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the U.S. Securities and Exchange Commission on August 13, 2007 (the "Original Filing"), to reflect the restatement of the Company’s financial statements in connection with the foregoing terminations.

On May 23, 2007, the Company entered into a Fixed Price Standby Equity Distribution Agreement (the "Distribution Agreement"), with four investors (the "Investors"). Pursuant to the Distribution Agreement, the Company was required, at its discretion, to periodically sell to the Investors up to 10 million shares of the Company’s common stock for a total purchase price of up to $40 million (a per share purchase price of $4.00 per share). The Investors’ obligation to purchase shares of common stock under the Distribution Agreement was subject to certain conditions, including the Company obtaining an effective registration statement for the resale of the common stock sold under the Distribution Agreement. The Investors delivered 16.5% of the purchase price payable by wire transfer of immediately available funds to an account that the Company designated in writing to each investor prior to the closing date of the transactions. Also, the Investors delivered to the Company an executed Promissory Note for the payment of the remaining 83.75% of the remaining commitment under this agreement. However, on February 7, 2008, the Company entered into a termination and release agreement with the Investors, pursuant to which it agreed to terminate the Distribution Agreement and release each other from our respective obligations thereunder because performance of our respective obligations could not be completed without unreasonable expense or delay. Other than the Company’s obligation to repay the funds paid by the Investors, no termination penalties were incurred by the Company in connection with the termination of the Distribution Agreement.

On April 20, 2007, the Company entered into a share exchange agreement with Juxian and Juxian’s shareholders (the "Juxian Agreement"), for the acquisition of 100% of Juxian for an aggregate purchase price of $14,000,000, $10,000,000 of which was payable in cash and $4,000,000 of which was payable in 1,000,000 shares of our common stock valued at $4.00 per share. The cash portion of the purchase price was evidenced by non interest-bearing, unsecured promissory notes delivered by the Company to each of the Juxian shareholders, pursuant to which one-half of the cash portion was due and payable on July 2, 2008, the first anniversary of the closing, and the remaining half was due and payable on July 2, 2009, the second anniversary of the closing. On July 5, 2007, the Company entered into a share exchange agreement with Weihe and the Weihe shareholders (the "Weihe Agreement"), for the acquisition of 100% of the then outstanding shares of Weihe. In consideration for the shares of Weihe, the Company agreed to pay an aggregate price of $45,000,000, to be paid in a combination of 4,500,000 shares of our common stock, valued at $4.00 per share and $27,000,000 in cash. The obligation to pay the cash portion of the purchase price was evidenced by non-interest-bearing, unsecured promissory notes delivered by us to each of the Weihe shareholders at the closing. Pursuant to the promissory notes, 40% of the cash portion of the purchase price was due and payable on July 5, 2008, the first anniversary of the closing, and the remaining 60% was due and payable on July 5, 2009, the second anniversary of the closing. However, on February 7, 2008, the Company entered into two separate termination and release agreements with each of Juxian and Weihe and their respective shareholders, pursuant to which the Company agreed to void and terminate each of the Juxian Agreement and the Weihe Agreement and release each other from our respective obligations under each of the agreements, because performance of our respective obligations under the agreements could not be completed without unreasonable expense or delay. No termination penalties were incurred by the Company in connection with the termination of the Juxian Agreement and the Weihe Agreement.

The Company’s voidance and termination of the foregoing agreements significantly changed the Company’s financial position and accordingly, the financial statements for the three months and nine months ended September 30, 2007 are herein restated. In addition, the Company has corrected its disclosures throughout "ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Results of Operations - Comparison of Nine Months Ended September 30, 2007 and September 30, 2006" to generally reflect this restatement. No other information in the Original Filing is amended hereby. This Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and accordingly, the Company has not updated the disclosures contained herein to reflect events that occurred at a later date.

As required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the Company’s principal executive officer and principal financial officer are providing Rule 13a-14(a) certifications in connection with this Form 10-Q/A (but otherwise identical to their prior certifications) and are also furnishing, but not filing, Rule 13a-14(b) certifications in connection with this Form 10-Q/A (but otherwise identical to their prior certifications).

PART 1 – FINANCIAL INFORMATION

HOME SYSTEM GROUP AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS/PERIOD ENDED

SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

C O N T E N T S

HOME SYSTEM GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(Expressed in US dollars except for number of shares)

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	(Restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$245,368	$6,012
Accounts receivable – trade	2,189,341	3,212,160
Other receivables	842,901	-
Inventories	3,140,509	2,334,744
Trade deposits	2,954,389	112,824
Employee advances	-	4,391
Tax refundable	73,511	-
TOTAL CURRENT ASSETS	9,446,019	5,670,131

Acquisition deposits	7,540,500	-
Property, plant and equipment - net	5,429,235	3,684,326

TOTAL ASSETS	$22,415,754	$9,354,457

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable – trade	$6,359,857	$2,353,705
Accrued expenses	2,145,377	389,455
Taxes payable	-	122,262
Due to related party	4,000	2,519,898
Due to stockholder	271,401	-
Total current liabilities	8,780,635	5,385,320

NON-CURRENT LIABILITIES
Notes payable	6,575,000	-

TOTAL LIABILITIES	15,355,635	5,385,320

STOCKHOLDERS' EQUITY

Common stock - $0.001 par value; 200,000,000 shares authorized, 62,477,949 shares and 42,500,000 shares issued and outstanding at September 30, 2007 and December 31, 2006	62,478	42,500
Additional paid-in capital	6,590,219	3,709,025
Note receivable on stock issuance	(900,000)	-
Retained earnings	904,131	118,249
Cumulative translation adjustment	403,291	99,363

TOTAL STOCKHOLDERS' EQUITY	7,060,119	3,969,137

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,415,754	$9,354,457

See accompanying notes to consolidated financial statements

HOME SYSTEM GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME/OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 AND FOR THE
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND FOR THE PERIOD FROM APRIL 5, 2006
(DATE OF INCORPORATION) TO SEPTEMBER 30, 2006
(Expressed in US dollars except for number of shares)
(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30,	Period from April 5, 2006 to September 30,
	2007	2006	2007	2006
	(Restated)		(Restated)

NET SALES	$2,862,340	$449,502	$25,806,019	$449,502

OPERATING EXPENSES
Cost of sales	2,803,828	365,366	22,746,458	365,366
General selling and administrative expenses	803,349	54,627	2,143,058	55,145
	3,607,177	419,993	24,889,516	420,511

(LOSS) INCOME FROM OPERATIONS	(744,837)	29,509	916,503	28,991

OTHER (EXPENSE) INCOME
Finance costs	(146,096)	(4,111)	(146,673)	(4,111)
Interest (expense) income	(5,872)	65	2,141	95
Other income	13,401	-	13,401	-
	(138,567)	(4,046)	(131,131)	(4,016)
(LOSS) INCOME BEFORE INCOME TAXES	(883,404)	25,463	785,372	24,975

INCOME TAXES	72,993	(9,191)	510	(9,191)

NET (LOSS) INCOME	(810,411)	16,272	785,882	15,784

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	96,094	-	303,928	-

COMPREHENSIVE (LOSS) INCOME	$(714,317)	$16,272	$1,089,810	$15,784

BASIC AND DILUTED
EARNINGS (LOSS) PER SHARE	$(0.01)	$0.00	$0.01	$0.00

BASIC AND DILUTED WEIGHTED
AVERAGE NUMBER OF SHARES	62,466,862	42,500,000	60,166,643	42,500,000

See accompanying notes to consolidated financial statements

HOME SYSTEM GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND FOR THE PERIOD FROM APRIL 5, 2006
(DATE OF INCORPORATION) TO DECEMBER 31, 2006
(Expressed in US dollars except for number of shares)

	Number of			Note
	Shares of		Additional	Receivable		Cumulative
	Common	Common	Paid-in	On Stock	Retained	Translation
	Stock	Stock	Capital	Issuance	Earnings	Adjustment	Total

BALANCE AT APRIL 5, 2006	-	$-	$-	$-	$-	$-	$-
Initial capitalization	10,000	1,285	-	-	-	-	1,285
Contributed capital
Cash	-	-	1,123,140	-	-	-	1,123,140
Property, plant and equipment	-	-	2,627,100	-	-	-	2,627,100
Retroactive recapitalization	42,490,000	41,215	(41,215)	-	-	-	-
Cumulative translation adjustment	-	-	-	-	-	99,363	99,363
Net income for the period	-	-	-	-	118,249	-	118,249
BALANCE AT DECEMBER 31, 2006	42,500,000	42,500	3,709,025	-	118,249	99,363	3,969,137
Effect of reverse merger	19,797,949	19,798	2,032,355	-	-	-	2,052,153
Notes receivable on acquisition merger	-	-	-	(900,000)	-	-	(900,000)
Issuance of common stock for prepaid expenses	150,000	150	622,350	-	-	-	622,500
Issuance of common stock for employees	30,000	30	149,970	-	-	-	150,000
Issuance of stock options	-	-	76,519	-	-	-	76,519
Cumulative translation adjustment	-	-	-	-	-	303,928	303,928
Net income for the nine months ended September 30, 2007 - restated	-	-	-	-	785,882	-	785,882

BALANCE AT SEPTEMBER 30, 2007 (UNAUDITED)	62,477,949	$62,478	$6,590,219	$(900,000)	$904,131	$403,291	$7,060,119

See accompanying notes to consolidated financial statements

HOME SYSTEM GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND FOR THE
PERIOD FROM APRIL 5, 2006 (DATE OF INCORPORATION) TO SEPTEMBER 30, 2006
(Expressed in US dollars)
(UNAUDITED)

	Nine Months Ended September 30,	Period from April 5, 2006 to September 30,
	2007	2006
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$785,882	$15,784
Adjustments to reconcile net income
to net cash provided by (used in) operating activities
Depreciation	285,905	56,294
Stock-based compensation	652,438	-
Change in assets and liabilities:
(Increase) decrease in assets
Accounts receivable – trade	4,777,857	(518,730)
Other receivables	(28,325)	(103,886)
Inventories	(697,066)	(1,494,552)
Trade deposits	(11,195)	-
Employee advances	(406,102)	-
Increase (decrease) in liabilities
Accounts payable	1,182,606	1,964,592
Other payable and accrued expenses	1,549,453
Taxes payable	(123,891)	-

Net cash provided by (used in) operating activities	7,967,562	(80,498)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipments	(1,848,368)	(3,693,643)

Net cash used in investing activities	(1,848,368)	(3,693,643)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of share capital	-	3,752,640
Cash acquired in merger	55,980	-
Acquisition deposits	(7,574,800)	-
Net repayments of bank loans	(1,745,000)	-
Net decrease in due from related party	(460,690)	-
Proceeds from note payable	6,575,000	33,914
Increase in due to stockholder	266,043	-
Dividend distribution for acquisition	(3,000,000)	-

Net cash (used in) provided by financing activities	(5,883,467)	3,786,554

EXCHANGE RATE EFFECT ON CASH	3,629	243
NET INCREASE IN CASH	239,356	12,656

CASH - BEGINNING OF PERIOD	6,012	-

CASH - END OF PERIOD	$245,368	$12,656

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Cash paid during the period for:
Interest	$99,940	$-
Income taxes	$72,993	$5,161

NONCASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for prepaid expenses	$426,919	$-
Issuance of common stock for employees' compensation	$150,000	$-
Issuance of stock option	$76,519	$-

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

Restatement of Financial Statements

Subsequent to balance sheet date, the Company cancelled its investments in Zhongshan Weihe Electrical Appliances Co., Ltd. and Zhongshan Juxian Gas Oven Co., Ltd. Simultaneously, some tentative investors cancelled their plan to invest in the Company. These changes imposed significant changes to the Company’s financial position and accordingly, financial statements for the three months and nine months ended September 30, 2007 are restated.

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

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS (Continued)

On January 31, 2007, Home System Group ("HSG") acquired Holy (HK) Limited and its wholly-owned subsidiary Well Profit (collectively, "Holy"). Under the terms of the merger agreement, the stockholders of Holy received $3,000,000 and 42,500,000 shares of voting common stock of HSG in exchange for 100% of Holy’s outstanding common stock. For accounting purposes, the acquisition has been treated as an acquisition of HSG by Holy and as a recapitalization of Holy. The historical financial statements prior to January 31, 2007 are those of Holy. Share and per share amounts have been retroactively adjusted to reflect the acquisition.

Zhongshan Weihe Electrical Appliances Co. Ltd. ("Weihe") was acquired on July 5, 2007 by Well Profit. The acquisition was a stock and cash transaction valued at approximately $45,000,000. Under the terms of the Share Exchange Agreement (the "Agreement"), the consideration consists of 4,500,000 newly issued shares of HSG’s common stock, (stock price valued at $4.66 per share – average share price 5 trading days in which there were transactions prior to the acquisition) which were divided proportionally among Weihe’s stockholders in accordance with their respective ownership interests in the Company immediately before the closing of the transaction. The cash consideration consists of $27,000,000 in cash, again divided proportionally among Weihe’s stockholders in accordance with their respective ownership interests in Weihe’s immediately before the closing of the transaction and payable as follows: $10,800,000 due on the first anniversary of the closing of the transaction, and $16,200,000 due on the second anniversary of closing of the transaction. The obligation to pay the cash consideration is evidenced by interest-free promissory notes between HSG and each of Weihe’s stockholders.

On April 20, 2007, the Company entered into a Share Exchange Agreement (the "Agreement") pursuant to which Well Profit acquired 100% of Zhongshan Juxian Gas Oven Co. Ltd. ("Juxian") in a stock and cash transaction valued at approximately $14,000,000. Under the Agreement, in exchange of surrendering their shares in Juxian, the stockholders of Juxian received both stock consideration, (stock price at $4.59 per share – average share price 5 trading days in which there were transactions prior to the acquisition) and cash consideration from HSG. The stock consideration consists of 1,000,000 newly issued shares of the HSG common stock, which will be divided proportionally among Juxian’s stockholders in accordance with their respective ownership interests in Juxian’s immediately before the closing of the transaction. The cash consideration consists of $10,000,000 in cash, again divided proportionally among Juxian’s stockholders in accordance with their respective ownership interests in the Company immediately before the closing of the transaction and payable as follows: $5,000,000 due on the first anniversary of the closing of the transaction, which was July 2, 2007 and $5,000,000 due on the second anniversary of closing of the transaction. The obligation to pay the cash consideration is evidenced by interest-free promissory notes between the Companies.

On February 7, 2008, the Company cancelled the acquisition of Weihe and Juxian and the Share Exchange Agreement.

NOTE 2 – BASIS OF CONSOLIDATION

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

As agreements to acquire Zhongshan Weihe Electrical Appliances Co., Ltd. and Zhongshan Juxian Gas Oven Co., Ltd. have been cancelled subsequent to September 30, 2007, the accounts of these two companies have not been consolidated into these financial statements.

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings (Loss) Per Share of Common Stock

The Company reports basic earnings per share in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of the Company represents the common stock outstanding during the reporting periods.

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

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (Continued)

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This statement retains the fundamental requirements of the original pronouncement requiring that the acquisition method of accounting, or purchase method, be used for all business combinations. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS No. 141(R) requires, among other things, expensing of acquisition related and restructuring related costs, measurement of pre–acquisition contingencies at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and capitalization of in process research and development, all of which represent modifications to current accounting for business combinations. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. Adoption of SFAS No. 141(R) will not impact the Company’s accounting for business combinations closed prior to its adoption, but given the nature of the changes noted above, the Company expects that its accounting for business combinations occurring subsequent to adoption will be significantly different than that applied following current accounting literature.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling ("minority") Interests in Consolidated Financial Statements" ("FAS 160"). FAS 160 establishes accounting and reporting standards for the noncontrolling ("minority") interest in a subsidiary, commonly referred to as minority interest. Among other matters, FAS 160 requires (a) the noncontrolling ("minority") interest be reported within equity in the balance sheet and (b) the amount of consolidated net income attributable to the parent and to the noncontrolling ("minority") interest to be clearly presented in the statement of income. FAS 160 is effective for the Company’s 2009 fiscal year. FAS 160 is to be applied prospectively, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company is currently assessing the potential effect of FAS 160 on its financial statements.

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

NOTE 4 –RELATED PARTIES TRANSACTIONS

Included in trade deposits of $2,954,389, there is an amount of $235,531 for future purchase of materials from a company whose director is also a director of the Company.

During the three month periods ended September 30, 2007 and 2006, the Company had the transactions with related companies in the normal course of business. Those related companies ceased to be related to the Company in August 2007 when two of the Company’s shareholders sold their interests. The value of transactions with those related companies up to August 2007 are as follows:

	For the three months ended September 30,
	2007	2006

Sales to the related companies	$2,319,661	$-
Percentage of total net sales	81%	-
Purchases from the related companies	$911,817	$237,488
Percentage of total purchases	33%	65%

During the nine month periods ended September 30, 2007 and 2006, the Company had the following transactions with two related companies in the normal course of business.

	For the nine months ended September 30,
	2007	2006

Sales to the related companies	$9,722,473	$-
Percentage of total net sales	24%	-
Purchases from the related companies	$4,276,390	$237,488
Percentage of total purchases	11%	65%

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	September 30, 2007	December 31, 2006
At cost:
Plant and machinery	$5,713,519	$3,773,252
Furniture, fixtures and equipment	59,982	41,068

Total	5,773,501	3,814,320

Less: accumulated depreciation	344,266	129,994
Net book value	$5,429,235	$3,684,326

During the nine months period ended September 30, 2007, depreciation expenses amounted to $285,905, among which $230,733 and $55,172 were recorded as cost of sales and administrative expense respectively.

During the period from April 5 to September 30, 2006, depreciation expenses amounted to $56,294, among which $54,915 and $1,379 were recorded as cost of sales and administrative expense respectively.

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – SEGMENT REPORTING

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

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes.

	Barbeque set		Skateboards		Other home appliances		Corporate		Total
	For the nine months ended September 30, 2007	Period from April 5 to September 30, 2006	For the nine months ended September 30, 2007	Period from April 5 to September 30, 2006	For the nine months ended September 30, 2007	Period from April 5 to September 30, 2006	For the nine months ended September 30, 2007	Period from April 5 to September 30, 2006	For the nine months ended September 30, 2007	Period from April 5 to September 30, 2006

Net sales	$23,495,009	$449,502	$2,202,976	$-	$108,034	$-	$-	$-	$25,806,019	$449,502

Depreciation and amortization	$143,409	$56,294	$117,652	$-	$24,844	$-	$-	$-	$285,905	$56,294

Segment income before income taxes	$1,720,795	$24,975	$37,436	$-	$2,385	$-	$(975,244)	$-	$785,372	$24,975

Segment assets	$10,747,931	$9,354,057	$9,261,760	$-	$2,192,343	$-	$213,720	$-	$22,415,754	$9,354,057

Capital expenditures	$180,868	$3,693,643	$-	$-	$1,667,500	$-	$-	$-	$1,848,368	$3,693,643

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INVENTORIES

Inventories consist of the following:

	September 30, 2007	December 31, 2006
Raw materials	$712,528	$563,097
Work in process	2,423,564	1,669,559
Finished goods	4,417	102,088

Total	$3,140,509	$2,334,744

NOTE 8 – SHIPPING AND HANDLING FEES AND COSTS

The Company follows Emerging Issues Task Force ("EITF") No. 00-10, Accounting for Shipping and Handling Fees and Costs. The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling costs as part of the cost of goods sold which are $234,842 and $36,200 for the nine months ended September 30, 2007 and 2006 respectively and $55,640 and $36,200 for the three months ended September 30, 2007 and 2006.

NOTE 9 – TRADE DEPOSITS

Amount represents deposits held by suppliers to be used for future purchases.

NOTE 10 – DUE TO STOCKHOLDER

Amount represents advances from a stockholder during September 2007. The amount due is unsecured with no stated interest or repayment terms.

NOTE 11 – STOCK-BASED COMPENSATION

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

During the three and nine months ended September 30, 2007, the Company’s net income was approximately $272,100 and $653,438, respectively, lower due to stock-based compensation expense as a result of the adoption of SFAS No. 123R and the issuance of stock options, as shown below.

During the three months ended September 30, 2006 and period from April 5 to September 30, 2006, there is no stock-based compensation expense.

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility of 161%, and a risk-free interest rate of 4.2%. In determining volatility of the Company’s options, the Company used the average volatility of the Company’s stock.

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

There were no stock options or warrants issued during the three months ended September 30, 2006 and period from April 5 to September 30, 2006.

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

NOTE 12 – NOTE RECEIVABLE ON STOCK ISSUANCE

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

NOTE 13– INCOME TAXES

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

Well Profit being a foreign venture enterprise is entitled to, starting from the first profitable year, a two-year exemption from enterprise income tax followed by a three-year 50% reduction in its enterprise income tax rate ("Tax Holiday"). As such, after the application by Well Profit and approval by the relevant tax authority in 2007, Well Profit was exempted from enterprise income tax for the fiscal years 2007 and 2008. For the following three fiscal years from 2009 to 2011, Well Profit will be subject to enterprise income tax at rate of 15%.

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

		Period from
	Nine months	April 5, 2006 to
	ended September	September 30,
	30, 2007	2006
Warranty accrual, beginning of period	$24,025	$-
Warranty accrued during the period	104,285	-
Adjustments to pre-existing accruals	-	-
Actual warranty expenditures	(26,915)	-

Warranty, end of period	$101,395	$-

NOTE 15 – CONCENTRATIONS, RISK AND UNCERTAINTIES

The Company has the following concentrations of business with each customer constituting greater than 10% of the Company’s sales:

			Nine months
			ended	Period from
	Three months ended		September 30	April 5, 2006 to
	September 30			September 30
	2007	2006	2007	2006
Zhongshan City Xinda Export & Import Company Limited	-	100%	2%	100%
Zhongshan City Hengbao Export & Import Trading Company Limited	80%	-	61%	-
Zhongshan City Bao Chang Lung Export & Import Company Limited	2%	-	8%	-

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – CONCENTRATIONS, RISK AND UNCERTAINTIES (Continued)

The Company has the following concentrations of accounts receivable constituting greater than 10% of the Company’s accounts receivable:

	As at September 30
	2007	2006
Zhongshan City Hengbao Export & Import Trading Company Limited	77%	-

This concentration makes the Company vulnerable to a near-term severe impact should the relationships be terminated.

The Company has the following concentrations of business with each supplier constituting greater than 10% of the Company’s purchases:

	Nine months ended	Period from
	September 30, 2007	April 5, 2006 to
		September 30, 2006
Zhongshan City Oceanic International Company Limited	26%	100%

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

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of
September 30, 2007
September 30,
2008	$686,846
2009	686,846
2010	686,846
2011	545,018
2012	70,581
$2,676,137

During the three and nine months ended September 30, 2007, rental expenses were $180,048 and $498,717 respectively.

NOTE 18 – SUBSEQUENT EVENT

On February 7, 2008, the Company cancelled the Fixed Price Standby Equity Distribution Agreement with the investors and the amount received to be refunded has been reflected as "Notes Payable". In addition, the Company is also required to pay to the investors an aggregate amount of $65,000 for the cancellation which accrued and recorded as general administrative expenses.

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the cancellation of acquisition of Zhongshan Weihe Electrical Appliances Co., Ltd. and Zhongshan Juxian Gas Oven Co., Ltd., the Company restated the Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income (Loss), Consolidated Statement of Stockholders’ Equity and Consolidated Statements of Cash Flows.

Restatement of Consolidated Balance Sheet as of September 30, 2007

	As Previously
	Reported	Restatement	As Restated
		September 30, 2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,839,850	$(2,594,482)	$245,368
Restricted cash	1,187,153	(1,187,153)	-
Accounts receivable - trade	5,708,032	(3,518,691)	2,189,341
Other receivables	4,268,966	(3,426,065)	842,901
Inventories	8,388,230	(5,247,721)	3,140,509
Trade deposits	3,352,192	(397,803)	2,954,389
Due from related party	11,863,214	(11,863,214)	-
Deferred finance costs - acquisitions	1,761,112	(1,761,112)	-
Tax Refundable	-	73,511	73,511
TOTAL CURRENT ASSETS	39,368,749	(29,922,730)	9,446,019

Acquisition deposits	-	7,540,500	7,540,500
Property and equipment - net	12,994,171	(7,564,936)	5,429,235
Goodwill - acquisition	18,833,315	(18,833,315)	-
Deferred finance costs - acquisitions	905,299	(905,299)	-
Intangible assets- customers relationships - net	17,891,651	(17,891,651)	-
Other assets	1,181,439	(1,181,439)	-

TOTAL ASSETS	$91,174,624	$(68,758,870)	$22,415,754
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank loan	$760,380	$(760,380)	$-
Bank advances	4,026,023	(4,026,023)	-
Accounts payable - trade	13,346,150	(6,986,293)	6,359,857
Accrued expenses	4,348,650	(2,203,273)	2,145,377
Loan payable	138,669	(138,669)	-
Taxes payable	68,598	(68,598)	-
Due to directors	238,293	(238,293)	-
Due to related party	4,000	-	4,000
Due to stockholder	266,952	4,449	271,401
Common stock to be issued	25,554,000	(25,554,000)	-
Promissory notes payable	8,191,946	(8,191,946)	-
	56,943,661	(48,163,026)	8,780,635
NON-CURRENT LIABILITIES
Notes payable	-	6,575,000	6,575,000
Promissory notes payable	21,200,000	(21,200,000)	-

TOTAL LIABILITIES	78,143,661	(62,788,026)	15,355,635
STOCKHOLDERS' EQUITY
Common stock - $0.001 par value; 200,000,000
shares authorized, 62,477,949 shares issued
and outstanding at September 30, 2007	62,478	-	62,478
Additional paid-in capital	6,894,468	(304,249)	6,590,219
Common stock subscribed	40,000,000	(40,000,000)	-
Subscription receivable	(33,425,000)	33,425,000	-
Note receivable on stock issuance	(900,000)	-	(900,000)
Retained earnings	(45,933)	950,064	904,131
Cumulative translation adjustment	444,950	(41,659)	403,291
TOTAL STOCKHOLDERS' EQUITY	13,030,963	(5,970,844)	7,060,119

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$91,174,624	$(68,758,870)	$22,415,754

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS – (Continued)

Restatement of Consolidated Statements of Operations and Comprehensive Loss For the Three Months Ended September 30, 2007

	As Previously
	Reported	Restatement	As Restated

NET SALES	$14,929,503	$(12,067,163)	$2,862,340

OPERATING EXPENSES
Cost of net sales	12,427,203	(9,623,375)	2,803,828
Amortization of intangible assets-
customers relationships	941,666	(941,666)	-
General selling and administrative
expenses	1,827,378	(1,024,029)	803,349
	15,196,247	(11,589,070)	3,607,177

LOSS FROM OPERATIONS	(266,744)	(478,093)	(744,837)

OTHER EXPENSE
Finance costs	(739,276)	593,180	(146,096)
Interest income	41,173	(47,045)	(5,872)
Other income	-	13,401	13,401
	(698,103)	559,536	(138,567)
LOSS BEFORE INCOME TAXES	(964,847)	81,443	(883,404)

INCOME TAXES	(491,379)	564,372	72,993

NET LOSS	(1,456,226)	645,815	(810,411)

OTHER COMPREHENSIVE INCOME
Foreign currency translation
adjustment	237,116	(141,022)	96,094

COMPREHENSIVE LOSS	$(1,219,110)	$504,793	$(714,317)

BASIC AND DILUTED

LOSS PER SHARE	$(0.02)		$(0.01)

BASIC AND DILUTED WEIGHTED
AVERAGE NUMBER OF SHARES	62,466,862		62,466,862

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS – (Continued)

Restatement of Consolidated Statements of Income and Comprehensive Income For the Nine Months Ended September 30, 2007

As Previously
	Reported	Restatement	As Restated

NET SALES	$37,873,182	$(12,067,163)	$25,806,019

OPERATING EXPENSES
Cost of net sales	32,369,833	(9,623,375)	22,746,458
Amortization of intangible assets-
customers relationships	941,666	(941,666)	-
General selling and administrative
expenses	3,167,087	(1,024,029)	2,143,058
	36,478,586	(11,589,070)	24,889,516

INCOME FROM OPERATIONS	1,394,596	(478,093)	916,503

OTHER (EXPENSE) INCOME
Finance costs	(739,853)	593,180	(146,673)
Interest income	49,186	(47,045)	2,141
Other income	0	13,401	13,401
	(690,667)	559,536	(131,131)
INCOME BEFORE INCOME
TAXES	703,929	81,443	785,372

INCOME TAXES	(563,862)	564,372	510

NET INCOME	140,067	645,815	785,882

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	345,587	(41,659)	303,928

COMPREHENSIVE INCOME	$485,654	$604,156	$1,089,810

BASIC AND DILUTED
EARNINGS PER SHARE	$0.00		0.01

BASIC AND DILUTED WEIGHTED
AVERAGE NUMBER OF SHARES	60,166,643		60,166,643

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS – (Continued)

Restatement of Consolidated Statements of Shareholders’ Equity For the Nine Months Ended September 30, 2007

	As Previously
	Reported	Restatement	As Restated

Issuance of share capital on incorporation	$3,751,525	$-	$3,751,525

Cumulative translation adjustment	99,363	-	99,363

Net income for the period	118,249	-	118,249

BALANCE AT DECEMBER 31, 2006	3,969,137	-	3,969,137

Issuance of common stock at merger and note receivable acquired in merger	4,152,153	(4,152,153)	-

Dividend distribution upon merger	(3,000,000)	3,000,000	-

Effect of reverse merger	-	2,052,153	2,052,153

Note receivable on acquisition merger	-	(900,000)	(900,000)

Issuance of common stock for prepaid expenses	622,500	-	622,500

Issuance of common stock for employee	150,000	-	150,000

Common stock subscribed – 10
millions shares at $4 per share	6,575,000	(6,575,000)	-

Issuance of stock options	76,519	-	76,519

Cumulative translation adjustment	345,587	(41,659)	303,928

Net income for the nine months ended September 30, 2007 - restated	140,067	645,815	785,882

BALANCE AT SEPTEMBER 30, 2007 (UNAUDITED)	$13,030,963	$(5,970,844)	$7,060,119

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS – (Continued)

Restatement of Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2007

	As Previously
	Reported	Restatement	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$140,067	$645,815	$785,882
Adjustments to reconcile net income
To net cash provided by operating activities
Depreciation	543,835	(257,930)	285,905
Amortization of intangible assets- customers
relationships	941,666	(941,666)	-
Stock-based compensation	226,519	425,919	652,438
Deferred finance cost - acquisition	440,278	(440,278)	-
Change in assets and liabilities:
(Increase) decrease in assets
Accounts receivable - trade	7,938,230	(3,160,373)	4,777,857
Other receivable	544,427	(572,752)	(28,325)
Loan receivable	(15,503)	15,503	-
Inventories	(2,051,402)	1,354,336	(697,066)
Trade deposits	6,260,947	(6,272,142)	(11,195)
Employee advances	(54,859)	(351,243)	(406,102)
Increase (decrease) in liabilities
Accounts payable	3,833,841	(2,651,235)	1,182,606
Other payable and accrued expenses	-	1,549,453	1,549,453
Taxes payable	(625,051)	501,160	(123,891)

Net cash provided by (used in) operating activities	18,122,995	(10,155,433)	7,967,562

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipments	(1,869,605)	21,237	(1,848,368)
Cash acquired in merger	55,980	(55,980)	-
Cash acquired in acquisition	3,971,147	(3,971,147)	-
Acquisition of subsidiaries	(7,608,054)	7,608,054	-

Net cash used in investing activities	(5,450,532)	3,602,164	(1,848,368)

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS – (Continued)

	As Previously
	Reported	Restatement	As Restated

CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash	(1,179,144)	1,179,144	-
Cash acquired in merger	-	55,980	55,980
Cash acquired in acquisition	-	(7,574,800)	(7,574,800)
Net repayments of bank loans	(1,745,000)	-	(1,745,000)
Loan payable	137,734	(137,734)	-
Bank advances	(508,445)	508,445	-
Net decrease in due from related party	(1,377,335)	916,645	(460,690)
Net decrease in due to related party	(2,657,709)	2,657,709
Notes payable	-	6,575,000	6,575,000
Increase in due to directors	130,724	(130,724)	-
Increase in due to stockholder	266,953	(910)	266,043
Dividend distribution for acquisition	(3,000,000)	-	(3,000,000)

Net cash used in financing activities	(9,932,222)	4,048,755	(5,883,467)

EXCHANGE RATE EFFECT ON CASH	93,597	(89,968)	3,629

NET INCREASE IN CASH	2,833,838	(2,594,482)	239,356

CASH - BEGINNING OF PERIOD	6,012	-	6,012

CASH - END OF PERIOD	$2,839,850	$(2,594,482)	$245,368

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Cash paid during the period for:
Interest	$99,940	$-	$99,940
Income taxes	$426,592	$(353,599)	$72,993

NONCASH INVESTING AND FINANCING
ACTIVITIES:

Issuance of common stock for prepaid expenses	$622,500	$(195,581)	$426,919

Common stock to be issued for investment in subsidiaries	$25,554,000	$(25,554,000)	$-

Issuance of promissory note for investment in subsidiaries	$29,391,946	$(29,391,946)	$-

Issuance of common stock for employees' compensation	$-	$150,000	$150,000

Issuance of option stock for employees' compensation	$-	$76,519	$76,519

Assets acquired for the acquisitions during the period	$31,926,742	$(31,926,742)	$-

Liabilities assumed for the acquisitions during the period	$14,132,777	$(14,132,777)	$-

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

  our expectations regarding the market for small household appliances;

  our expectations regarding the continued growth of the small household appliance industry;

  our beliefs regarding the competitiveness of our products;

  our expectations regarding the expansion of our manufacturing capacity;

  our expectations with respect to increased revenue growth and our ability to achieve profitability resulting from increases in our production volumes;

  our future business development, results of operations and financial condition; and

  competition from other manufacturers of small household appliance products.

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

Use of Terms

Except as otherwise indicated by the context, references in this report to:

  "Home System," "we," "us," or "our," are references to the combined business of Home System Group and its direct and indirect subsidiaries: Home System Group, Inc., a BVI company, or HSGI; Holy (HK) Limited, a Hong Kong holding company, or Holy HK; Oceanic International (Hong Kong), Ltd., a Hong Kong company, or OCIL; and Oceanic Well Profit, Inc., a Chinese operating company, or Well Profit;

  "BVI" are to the British Virgin Islands;

  "China" and "PRC" are to the People’s Republic of China;

  "RMB" are to Renminbi, the legal currency of China;

  "U.S. dollar," "$" and "US$" are to the legal currency of the United States;

  the "SEC" are to the Untied States Securities and Exchange Commission;

  the "Securities Act" are to Securities Act of 1933, as amended; and the "Exchange Act" are to the Securities Exchange Act of 1934, as amended.

Our Business

Home System Group is a Nevada holding company whose China-based operating subsidiaries, OCIL and Well Profit, are primarily engaged in the production of a variety of small household appliances, including stainless steel gas grills and ovens, gas and electric heaters and residential water pumps. Our products are sold through distributors to retailers in the United States, Europe, Australia and China. Our sales revenues for the period from April 5, 2006 (when we commenced operations) to September 31, 2006, and for the nine-month period ended September 30, 2007 were approximately $449,502 and $25,806,019, respectively, and our net income after taxes was approximately $15,784 and $785,882, respectively.

Overview of Business Operations in the Third Quarter of 2007

The third quarter is traditionally a low season for sales of BBQ grills, and we saw a decrease in our net revenues due to a variety of factors including an increase in the cost of raw materials during the nine months ended September 30, 2007. During the period we also focused on developing our newly acquired coffee pot product line.

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

On March 16, 2007, the National People’s Congress of the PRC passed the new EIT Law, which will take effect as of January 1, 2008. Under the new EIT Law, an enterprise established outside of the PRC with "de facto management bodies" within the PRC is considered a resident enterprise and will normally be subject to the enterprise income tax at the rate of 25.0% on its global income. The new EIT Law, however, does not define the term "de facto management bodies." If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our global income will be subject to PRC income tax at a tax rate of 25.0%. In addition, under the new EIT Law, dividends from our PRC subsidiaries to us will be subject to a withholding tax. The rate of the withholding tax has not yet been finalized, pending promulgation of implementing regulations. Furthermore, the ultimate tax rate will be determined by treaty between the PRC and the tax residence of the shareholders of the PRC subsidiary. We are actively monitoring the proposed withholding tax and are evaluating appropriate organizational changes to minimize the corresponding tax impact. The new EIT Law imposes a unified income tax rate of 25.0% on all domestic-invested enterprises and FIEs, such as our PRC operating subsidiaries, unless they qualify under certain limited exceptions, but the EIT Law permits companies to continue to enjoy their existing preferential tax treatments until such treatments expire in accordance with their current terms. We expect details of the transitional arrangement for the five-year period from January 1, 2008 to December 31, 2012 applicable to enterprises approved for establishment prior to March 16, 2007 to be set out in more detailed implementing rules to be adopted in the future. Any increase in our effective tax rate as a result of the above may adversely affect our operating results. However, details regarding implementation of this new law are expected to be provided in the form of one or more implementing regulations to be promulgated by the PRC government, and the timing of the issuance of such implementing regulations is currently unclear.

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

Results of Operations

Comparison of Three-Month and Nine-Month Periods ended September 30, 2007 and September 30, 2006

The following table summarizes the results of our operations during the three-month periods ended on September 30, 2007 and September 30, 2006, and provides information regarding the dollar and percentage increase or (decrease) of the three-month and nine-month periods ended September 30, 2007, compared to the three-month and nine-month periods ended on September 30, 2006. Although our results for the three and nine month periods ended September 30, 2007 and 2006 are presented below, such results are not comparable because we did not begin our business operations until April 5, 2006.

All amounts, other than percentages, in U.S. dollars

	Three-Month	Three-Month	Dollar ($)	Percentage
	Period Ended on	Period Ended on	Increase	Increase
	September 30, 2007	September 30, 2006	(Decrease)	(Decrease)

Sales revenue	$2,862,340	$449,502	$2,412,838	536.8%
Costs of goods sold	$2,803,828	$365,366	$2,438,462	667.4%
Gross profit	$58,512	$84,136	($25,624)	(30.5%)
General and
administrative expenses	$803,349	$54,627	$748,722	1370.6%
Income (loss) before
income taxes	$(883,404)	$25,463	($908,867)	(3569.4%)
Income tax	$72,993	($9,191)	$82,184	894.2%
Net income (loss)	($810,411)	$16,272	($826,683)	(5080.4%)

All amounts, other than percentages, in U.S. dollars

	Nine-Month	Nine-Month	Dollar ($)	Percentage
	Period Ended on	Period Ended on	Increase	Increase
	September 30, 2007	September 30, 2006	(Decrease)	(Decrease)

Sales revenue	$25,806,019	$449,502	$25,356,517	5641.0%
Costs of sales	$22,746,458	$365,366	$22,381,092	6125.7%
Gross profit	$3,059,561	$84,136	$2,975,425	3536.4%
General and
administrative expenses	$2,143,058	$55,145	$2,087,913	3786.2%
Income before taxes	$785,372	$24,975	$760,397	3044.6%
Income taxes	$510	($9,191)	$9,701	105.5%
Net income	$785,882	$15,784	$770,098	4879.0%

Sales Revenue

We generated revenues of $2,862,340 for the three months ended September 30, 2007, an increase of $2,412,838 (or approximately 536.8%), compared to $449,502 for the three months ended September 30, 2006. The increase in revenue was partly because we did not generate any revenues until September 2006 and partly because during the 2007 period we expanded the variety of products that we offer. As a result of our efforts, new products such as stainless steel vacuum containers and skate boards produced by Well Profit has generated significant revenue.

Sales Revenues were $25,806,019 for the nine months ended September 30, 2007, an increase of $25,356,517 (or approximately 5641.0%) from revenues of $449,502 for the nine months ended September 30, 2006. The increase in sales revenue for the nine months ended September 30, 2007 is primarily due to the significant gain in revenues generated by our new products.

Costs of Sales

During the three months ended September 30, 2007, The cost of sales was $2,803,828 for the three months ended September 30, 2007, an increase of $2,438,462 (or approximately 667.4%) from the cost of sales of $365,366 during the three months ended September 30, 2006. The increase in cost of sales was largely due to the expansion of our business operations.

The cost of sales was $22,746,458 for the nine months end September 30, 2007, an increase of $22,381,092 (or approximately 6125.7%), from cost of sales of $365,366 for the nine months ended September 30, 2006. The increase in the cost of sales resulted primarily from the increase in the cost of raw materials during the 2007 period.

Gross Profit

Our gross profit for the three months ended September 30, 2007 was $58,512, compared to $84,136 for the three months ended September 30, 2006, a decrease of $25,624, or 30.5%. Our gross profit margin for the three months ended September 30, 2007 was 2%, compared to 18.7% for the three months ended September 30, 2006.

Our gross profit for the nine months ended September 30, 2007 was $3,059,561, compared to $84,136 for the nine months ended September 30, 2006, an increase of $2,975,425, or 3536.4%. Our Gross profit margin for the nine months ended September 30, 2007 was 11.9%, compared to 18.7% for the same period in 2006. Both increases were due to the higher cost of raw materials. In addition, since most of our sale prices were fixed when our sale agreements were consummated during the first six months of 2007, sales prices could not be adjusted in response to the fluctuating raw material cost in the third quarter of year 2007.

General and Administrative Expenses

General and administrative expenses consist of the costs associated with staff and support personnel who manage our business activities and professional fees paid to third parties. General and administrative expenses were $803,349 for the three months ended September 30, 2007, an increase of $748,722 (or approximately 1370.6%), from $54,627 incurred during the three months ended September 30, 2006. General and administrative expenses were $2,143,058 for the nine months ended September 30, 2007, an increase of $2,087,913 (or approximately 3786.2%) from the general and administrative expenses of $55,145 during the comparable period in 2006. This significant increase in general and administrative expenses for both the three and nine-month periods ended September 30, 2006 and 2007 is primarily attributable to an increase in our business activities and our business expansion during the 2007 period.

Income (Loss) from Operation

Loss from operations was $744,837 during the three months ended September 30, 2007, an increase of $774,346 from the income from operations of $29,509 during the three months ended September 30, 2006. For the nine months ended September 30, 2007, income from operations was $916,503, an increase of $887,512 from income from operations of $28,991 during the comparable period in 2006. The increase for both the three and nine-month periods ended September 30, 2006 and 2007 was primarily due a decrease in the profit margin from the sale of our BBQ Grills and due to an increase in our general and administrative expenses related to the expansion of our business during the 2007 period.

Other Expense

Other expense was $138,567 for the three months ended September 30, 2007, an increase of $134,521 from $4,046 for the three months ended September 30, 2006. Other expense was $131,131 for the nine months ended September 30 2007, an increase of $127,115 (or approximately 3165.2%) from other expense of $4,016 during the comparable period of 2006. These significant increases were primarily due to the increase of business activities in 2007 compare to only few business activities at the company’s early developing stage of 2006.

Net Income (Loss)

We incurred a net loss of $810,411 for the three months ended September 30, 2007, a decrease of $826,683 from net income of $16,272 earned during the three months ended September 30, 2006. The primary reason for this decrease is the significant increase in the cost of our raw materials and our general and administrative expenses during the 2007 period.

We earned a net income of $785,882 for the nine months ended September 30, 2007, an increase of $770,098 (or approximately 4880.0%) from a net income of $15,784 earned in the comparable period of 2006. The increase in our net income was primarily due to the large increase in our sales revenue during the first six months of year 2007.

Liquidity and Capital Resources

As of September 30, 2007, we had cash and cash equivalents of $245,368. The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2006

Net cash (used in) / provided by operating activities	$7,967,562	$(80,498)
Net cash used in investing activities	$(1,848,368)	$(3,693,643)
Net cash (used in) / provided by financing activities	$(5,883,467)	$3,786,554
Effect of exchange rate changes on cash and cash equivalents	$3,629	$243
Net increase in cash and cash equivalent	$239,356	$12,656
Cash and cash equivalents at the beginning of period	$6,012	-
Cash and cash equivalents at the end of period	$245,368	$12,656

Cash has historically been generated from operations and has provided sufficient liquidity to support our working capital requirements, planned capital expenditures, completion of current and future reorganization and acquisition-related programs, and debt obligations.

Operating Activities

Net cash provided by our operating activities was $7,967,562 for the nine months ended September 30, 2007, as compared to net cash of $80,498 used in our operating activities during the 2006 period, an increase of $8,048,060. The change is mainly due to an increase in our operating income of $887,512 a decrease in accounts receivable of $4,777,857 and a decrease in accounts payable of $1,182,606 for the nine months ended September 30, 2007.

Investing Activities

Net cash used by our investing activities was $1,848,368 for nine months ended September 30 2007, compared to net cash of $3,693,643 used during the 2006 period, a decrease of $1,845,275, or 50.0%. The decrease in cash used in investing activities is primarily due to our purchase of manufacturing when our business operations commenced during the 2006 period.

Financing Activities

Net cash used in financing activities in the nine-month period ended September 30, 2007, totaled $5,883,467, compared to $3,786,554 in net cash provided during the 2006 period, a decrease of $9,670,021. The increase in cash used by financing activities was primarily due to our loss of $7,574,800 deposited in connection with the acquisition of Weihe and due to bank loan repayment amount of $1,745,000 by OCIL.

In the third quarter, funds were mainly contributed from our sales revenue. In the future, we expect that cash flows will be generated from expansion of operations, receipt of revenues, additional infusions of capital and debt financing. The Company is planning to raise capital through debt financing and from bank borrowings and equity financing from potential investors and partners.

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

Concentration Risk and Uncertainties

We obtain a majority of our products from only a few suppliers whose nonperformance would have a near-term severe impact on our operations. During the three months period ended September 30, 2007, we purchased 41%% of our products from two suppliers[MSOffice1] and during the nine months period ended September 30, 2007, we purchased 45% of our products from one supplier. At the three and nine months period ended September 30, 2007, amounts due to those suppliers included in accounts payable were $676,380 and $674,734, respectively.

This concentration makes us vulnerable to a near-term severe impact, should the relationships be terminated. Such failure could cause us to experience delivery delays or failures caused by production issues or could cause us to deliver of non-conforming products.

We sell a majority of our products to only a few distributors which makes us vulnerable to any changes in their business operations. During the nine-month period ended September 30, 2007, we sold 71% of our products to three customers: Zhongshan City Hengbao Export and Import Co., Ltd. and Import Co., Ltd., or Hengbao, Xinda Export & Import Trading Company Limited or Xinda, and Baochang Long Export and Import Co., Ltd., or Baochang, who distribute our products to retailers in China, the United States, Europe and Australia These customers accounted for approximately 61%, 2% and 8% of our total sales revenue, respectively, during the nine-month period ended September 30, 2007. Hengbao is indirectly owned by Oceanic PRC, which until March 2007, was indirectly owned and controlled by Mr. Weiqiu Li, our director and Chief Executive Officer.

Our sales concentration with Hengbao, Xinda and Baochang makes us vulnerable to any changes in the business environment in which these companies operate. We may be adversely affected should orders decrease or the relationship terminated. See "Risk Factors" for more details regarding this risk.

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

Well Profit sells a majority of its products to Hengbao, Rich Empire and Baochang, its exclusive distributors, through an unwritten commercial arrangement between Well Profit and each of them. Hengbao is indirectly owned by Oceanic PRC, which until March 2007, was indirectly owned and controlled by Mr. Weiqiu Li, our director and Chief Executive Officer. During the nine-month period ended September 30, 2007, Hengbao, Xinda and Baochang were responsible for 61%, 2% and 8%, respectively, of Well Profit’s sales revenues. In addition, for the fiscal years ended December 31, 2006, our sales to Hengbao accounted for $3,212,160, or 100% of our receivables, all of which remains outstanding as at September 30, 2007, with no stated interest rate or repayment terms. Since Well Profit accounted for 100% and 61.75% of our sales during the fiscal year ended December 31, 2006 and the nine-month period ended September 30, 2007, respectively, its concentration of sales with Hengbao, Xinda and Baochang makes us vulnerable to any changes in the business environment in which they operate. Any adverse effects on their business and operations may adversely affect our business and operations.

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

As part of our business strategy, we plan to:

  continue cost reductions throughout the entire company and at our suppliers;

  reduce product returns and improve the quality of our products;

  pursue innovation in our product categories through our ability to research, design and test new product concepts;

  and develop and sustain industry-leading sales, marketing and branding programs in our industry.

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

  and rapid technological change.

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

  the higher level of government involvement;

  the early stage of development of the market-oriented sector of the economy;

  the rapid growth rate;

  the higher level of control over foreign exchange;

  and the allocation of resources.

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

In October 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (1) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire "control" over domestic companies or assets, even in the absence of legal ownership; (2) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; (3) covering the use of existing offshore entities for offshore financings; (4) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (5) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

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

  speculation about our business in the press or the investment community;

  significant developments relating to our relationships with our customers or suppliers;

  stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the small household appliance industry;

  customer demand for our products;

  investor perceptions of the small household appliance industry in general and our company in particular;

  the operating and stock performance of comparable companies;

  general economic conditions and trends;

  announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;

  changes in accounting standards, policies, guidance, interpretation or principles;

  loss of external funding sources;

  sales of our common stock, including sales by our directors, officers or significant stockholders;

  and additions or departures of key personnel.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Number	Description
31.1	Chief Executive Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Chief Executive Officer and Chief Financial Officer Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 22, 2008	HOME SYSTEM GROUP

	By:	/s/ Weiqiu Li
Weiqiu Li, Chief Executive Officer

	By:	/s/ Kinwai Cheung
Kinwai Cheung, Chief Financial Officer

EXHIBITS

Number	Description
31.1	Chief Executive Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Chief Executive Officer and Chief Financial Officer Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.