Form 10-Q
period 2008-03-31
Home System Group
filed 2008-05-15
CIK 1172319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(86 755) 8357-0142

(Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐                            No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                              No ☒

There were a total of 62,477,949 shares of the registrant's common stock outstanding as of May 7, 2008.

Documents Incorporated by Reference: None

PART 1 – FINANCIAL INFORMATION

HOME SYSTEM GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED

MARCH 31, 2008 AND 2007

(UNAUDITED)

CONTENTS

PAGE

CONDENSED CONSOLIDATED BALANCE SHEETS	1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS / INCOME AND COMPREHENSIVE (LOSS) INCOME	2

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY	3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	5 - 16

HOME SYSTEM GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2008 AND DECEMBER 31, 2007
(Expressed in US dollars except for number of shares)

	March 31,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$402,623	$821,074
Restricted cash	936,690	-
Accounts receivable – trade	6,570,083	10,706,256
Other receivables	1,290,086	1,056,946
Inventories	5,138,245	5,267,728
Trade deposits	434,734	434,734
Income tax refundable (is there and offset avail. w/Taxes	78,691	75,550
TOTAL CURRENT ASSETS	14,851,152	18,362,288

Acquisition deposits	7,854,000	7,540,500
Property, plant and equipment – net	6,114,843	5,986,847

TOTAL ASSETS	$28,819,995	$31,889,635

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank loan	$714,000	$-
Bills payable	2,341,726	-
Accounts payable – trade	11,019,290	15,497,372
Accrued expenses and other payables	1,453,254	1,411,351
Taxes payable	81,553	802,054
Due to a stockholder – current portion	609,618	304,366
TOTAL CURRENT LIABILITIES	16,219,441	18,015,143

NON-CURRENT LIABILITIES
Due to a stockholder – non-current portion	600,000	600,000
Notes payable	6,575,000	6,575,000

TOTAL LIABILITIES	23,394,441	$25,190,143

STOCKHOLDERS' EQUITY

COMMON STOCK - $0.001 par value; 200,000,000 shares
authorized, 62,477,949 shares issued and outstanding	62,478	62,478

ADDITIONAL PAID-IN CAPITAL	6,581,717	6,615,726

NOTE RECEIVABLE ON STOCK ISSUANCE	(900,000)	(900,000)

STATUTORY RESERVES	29,616	29,616

(ACCUMULATED DEFICIT) RETAINED EARNINGS	(1,634,554)	150,161
CUMULATIVE TRANSLATION ADJUSTMENT	1,286,297	741,511
TOTAL STOCKHOLDERS' EQUITY	$5,425,554	$6,699,492
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,819,995	$31,889,635
See accompanying notes to consolidated financial statements

HOME SYSTEM GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS / INCOME
AND COMPREHENSIVE (LOSS) INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Expressed in US dollars except for number of shares)
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007

NET SALES	$7,678,489	$11,716,767
Cost of sales	8,648,024	10,158,754
GROSS (LOSS) PROFIT	(969,535)	1,558,013

OPERATING EXPENSES
Provision for stock option costs written back	(34,009)	-
General selling and administrative expenses	837,088	555,221
	803,079	555,221

(LOSS) INCOME FROM OPERATIONS	(1,772,614)	1,002,792

OTHER (EXPENSE) INCOME
Other expenses	(1,259)	-
Interest expenses	(10,842)	-
Interest income	-	181
	(12,101)	181

(LOSS) INCOME BEFORE INCOME TAXES	(1,784,715)	1,002,973

INCOME TAXES	-	(71,092)

NET (LOSS) INCOME	(1,784,715)	931,881

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	544,786	40,555

COMPREHENSIVE (LOSS) INCOME	$(1,239,929)	$972,436

(LOSS) EARNINGS PER SHARE
-BASIC	$(0.028)	$0.017
-DILUTED	$(0.028)	$0.017

WEIGHTED AVERAGE NUMBER OF SHARES
-BASIC	62,477,949	55,730,299
-DILUTED	62,477,949	55,730,299

See accompanying notes to consolidated financial statements

HOME SYSTEM GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2007 AND THREE MONTHS ENDED MARCH 31, 2008
(Expressed in US dollars except for number of shares)

	Number of			Note		Retained
	Shares of		Additional	Receivable		Earnings /
	Common	Common	Paid-in	On Stock	Statutory	(Accumulated
	Stock	Stock	Capital	Issuance	Reserves	Deficit)	Adjustment	Total
BALANCES AT DECEMBER
31, 2006(audited)	42,500,000	$42,500	$3,709,025	$-	$-	$118,249	$99,363	$3,969,137

Effects of reverse merger	19,797,949	19,798	2,032,355	-	-	-	-	2,052,153

Notes receivable on acquisition
merger	-	-	-	(900,000)	-	-	-	(900,000)

Issuance of common stock for
prepaid expenses	150,000	150	622,350	-	-	-	-	622,500

Issuance of common stock for
employees	30,000	30	149,970	-	-	-	-	150,000

Stock options costs	-	-	102,026	-	-	-	-	102,026

Appropriation to reserves	-	-	-	-	29,616	(29,616)	-	-

Cumulative translation				-
adjustment	-	-	-		-	-	642,148	642,148

Net income for the year	-	-	-	-	-	61,528	-	61,528

BALANCES AT DECEMBER
31, 2007- (audited)	62,477,949	$62,478	$6,615,726	$(900,000)	$29,616	$150,161	$741,511	$6,699,492

Provision for stock option costs
written back	-	-	(34,009)	-	-	-	-	(34,009)

Translation adjustment	-	-	-	-	-	-	544,786	544,786

Net (loss) for the period	-	-	-	-	-	(1,784,715)	-	(1,784,715)

BALANCE AT MARCH 31,
2008 -(unaudited)	62,477,949	$62,478	$6,581,717	$(900,000)	$29,616	$(1,634,554)	1,286,297	5,425,554

See accompanying notes to condensed consolidated financial statements

HOME SYSTEM GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Expressed in US dollars)
(UNAUDITED)

Three Months Ended March 31,
2008		2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,784,715)	$931,881
Adjustments to reconcile net (loss)income
to net cash (used in) provided by operating activities
Depreciation	147,063	64,419
Provision for stock option costs written back	(34,009)	-
Change in assets and liabilities:
(Increase) decrease in assets
Accounts receivable	4,485,044	1,319,154
Other receivables	(185,192)	-
Prepaid expense	-	72,763
Inventories	341,170	(3,886,240)
Trade deposits	-	1,472,569
Increase (decrease) in liabilities
Bills payable	2,292,530	-
Accounts payable, other payables and accrued expenses	(5,016,287)	7,195,084
Employee advances	-	4,391
Taxes payable	(738,009)	97,710
Net cash (used in) provided by operating activities	(492,405)	7,271,731

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(28,723)	(69,331)
Cash acquired in merger	-	55,980
Net cash (used in) investing activities	(28,723)	(13,351)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (repayment) of bank loans	699,000	(111,717)
Restricted cash	(917,012)	-
Net decrease in due to related party	(6,621)	(2,422,626)
Increase in due from stockholder	-	(839,940)
Increase in due to stockholder	305,255	71,934
Dividend distribution for acquisition	-	(3,000,000)
Net cash provided by (used in) financing activities	80,622	(6,302,349)
EXCHANGE RATE EFFECT ON CASH	22,055	58

NET (DECREASE) INCREASE IN CASH	(418,451)	956,089

CASH - BEGINNING OF PERIOD	821,074	6,012
CASH - END OF PERIOD
	$402,623	$962,101
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$10,842	$82,112
Income taxes	$-	$51,495

See accompanying notes to consolidated financial statements

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements have been prepared by Home System Group ("HSG") and Subsidiaries (collectively, the "Company"). These statements include all adjustments (consisting only of their normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the Form 10-KSB for the year ended December 31, 2007 ("2007 Form 10-KSB"). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2007 Form 10-KSB should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months ended March 31, 2008 may not be indicative of operating results expected for the full year.

The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company had net loss of $1,784,715 for the three months ended March 31, 2008 and at that date, the Company also had an accumulated deficit of $1,634,554 and current liabilities exceeded current assets by $1,368,289.

Operations to date have been primarily financed by stockholder advances and private equity investments. As a result, the Company's future operations are dependent upon the identification and successful completion of permanent equity investment and/or financing, the continued support of stockholders and ultimately, the achievement of profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to amounts and classification of liabilities that may be necessary should it be unable to continue as a going concern.

NOTE 2 – ORGANIZATION AND NATURE OF BUSINESS

Home System Group, Inc. ("HSGI") was incorporated with limited liability in The British Virgin Islands on February 28, 2003. HSGI, with a minimum capitalization of $2 and, was inactive until June 30, 2006 when HSGI acquired all the issued and outstanding stock of Oceanic International (HK) Limited ("Oceanic"). Oceanic is an operating company organized under the laws of Hong Kong on June 23, 2004 for the purpose of trading gas grills, home electronic appliances and bin racks. Since the ownership of HSGI and Oceanic were the same, the merger was accounted for as a transaction between entities under common control, whereby HSGI recognized the assets and liabilities transferred at their carrying amounts.

On August 4, 2006, Supreme Realty Investments, Inc. ("Supreme"), a public shell company, acquired HSGI. Under the terms of the merger agreement, the stockholders of HSGI received 8,000,000 (post reverse stock split) shares of common stock of Supreme for 100% of HSGI's outstanding common stock. Following the merger, the Company changed its name to Home System Group ("HSG"). Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination. That is, the share exchange is equivalent to the issuance of stock by HSGI for the net monetary assets of Supreme, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange is identical to that resulting from a reverse acquisition, except no goodwill will be recorded. Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, Supreme, are those of the legal acquiree which are considered to be the accounting acquirer, HSGI. Shares and per share amounts stated have been adjusted to reflect the merger.

Holy (HK) Limited was incorporated in Hong Kong on September 26, 2006 for the purpose of being a holding company. Oceanic Well Profit, Inc. ("Well Profit"), a wholly-owned subsidiary of Holy, was incorporated in the Peoples Republic of China ("PRC") on April 5, 2006 for the purpose of manufacturing gas grills, home electronic appliances and bin racks.

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – ORGANIZATION AND NATURE OF BUSINESS (Continued)

Holy, with a minimum capitalization of $1,285, was inactive until October 26, 2006 when Holy acquired all the issued and outstanding stock of Well Profit for approximately $3,750,000, the net book value of Well Profit. Since the stockholders of Holy and Well Profit were related, and the control of the merged entity remained with the management of Well Profit and, the merger was accounted for as a transaction between entities under common control, whereby Holy recognized the assets and liabilities transferred at their carrying amounts. The consolidated financial statements combine the historical financial statements of Holy and Well Profit as if the merger occurred at the beginning of the periods presented.

On January 31, 2007, Home System Group ("HSG") acquired Holy (HK) Limited and its wholly-owned subsidiary Well Profit (collectively, "Holy"). Under the terms of the merger agreement, the stockholders of Holy received $3,000,000 and 42,500,000 shares of voting common stock of HSG in exchange for 100% of Holy's outstanding common stock. For accounting purposes, the acquisition has been treated as an acquisition of HSG by Holy and as a recapitalization of Holy. The historical financial statements prior to January 31, 2007 are those of Holy. Share and per share amounts have been retroactively adjusted to reflect the acquisition.

On February 7, 2008, the Company cancelled the acquisition of Zhongshan Weihe Electrical Appliances Company Limited and Zhongshan Juxian Gas Oven Company Limited and the Share Exchange Agreement.

NOTE 3 – BASIS OF CONSOLIDATION

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basic and Diluted Earnings (Loss) Per Share

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

Comprehensive Income

The Company follows the Statement of Financial Accounting Standard ("SFAF") No. 130, "Reporting Comprehensive Income." Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which is effective for fiscal years beginning after November 15, 2007 with earlier adoption encouraged. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. The Company has not yet determined the impact the implementation of SFAS 157 will have on the Company's non-financial assets and liabilities which are not recognized or disclosed on a recurring basis. However, the Company does not anticipate that the full adoption of SFAS 157 will significantly impact their consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 ("SFAS 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted SFAS 159 on January 1, 2008, but the implementation of SFAS 159 did not have a significant impact on the Company's financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for the Company beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS 141R on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for the Company beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS 160 on its consolidated financial position, results of operations and cash flows.

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

For long-lived assets used in operations, impairment losses are only recorded if the asset's carrying amount is not recoverable through its undiscounted, probability-weighted cash flows. We measure the impairment loss based on the difference between the carrying amount and estimated fair value.

Long-lived assets are considered held for sale when certain criteria are met, including: management's commitment to a plan to sell the asset, the asset is available for sale in its immediate condition, and the sale is probable within one year of the reporting date. Assets held for sale are reported at the lower of cost or fair value less costs to sell.

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

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 –RELATED PARTIES TRANSACTIONS

During the three month periods ended March 31, 2008, the Company had the transactions with certain former related companies in the normal course of business. Those related companies ceased to be related to the Company in August 2007 when two of the Company's shareholders sold their interests. The value of transactions with those related companies up to March 2007 when they related to the Company are as follows:

For the three months
ended March 31, 2007

Sales to the related companies	$3,899,573
Percentage of total net sales	33%
Purchases from the related companies
$4,083,252
Percentage of total purchases	40%
Rental expenses paid to related companies
135,510
Building management fee paid to related companies	4,954

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	March 31,	December 31,
	2008	2007
At cost:
Plant and machinery	$6,152,056	$6,278,535
Furniture, fixtures and equipment	524,330	87,831

Total	6,676,386	6,366,366

Less: accumulated depreciation	561,543	379,519
Net book value	$6,114,843	$5,986,847

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – BANK LOAN

	March 31,	December 31,
	2008	2007

Bank loan repayable within 1 year	$714,000	$-

The bank loan is denominated in RMB and carries interest at the rate of 8.54% per annum with maturity dates within 6 months. The bank loan was guaranteed by Zhongshan City Oceanic International Company Limited, Zhongshan Weihe Electrical Appliances Co., Limited and the personal guarantee by certain persons including a director.

NOTE 8 – RESTRICTED CASH AND BILLS PAYABLE

	March 31,	December 31,
	2008	2007

Bank deposits held as collateral for bills payable	$936,690	$-

Bills payable	$2,341,726	$-

The Company is requested by certain of its suppliers to settle amounts owed to such suppliers by the issuance of usance bills of exchange through banks for which the banks undertake to guarantee the Company's settlement of these amounts at maturity. These bills are interest free with maturity dates of six months from the date of issuance. As security for the banks' undertakings, the Company is required to pay the banks' charges as well as deposit with such banks amounts equal to 40% of the bills' amount at the time of such issuance.

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – SEGMENT REPORTING

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

The Company has four reportable segments: (1) barbeque set products, (2) skateboards, (3) Other home appliances and (4) Corporate. These operating segments were determined based on the nature of the products and services offered. Overhead items that are specifically identifiable to a particular segment are applied to such a segment. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company's chief executive officer and chief financial officer have been identified as the chief decision makers. The Company's chief operation decision makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes.

	Barbeque set		Skateboards		Other home appliances
	For the	For the	For the	For the	For the	For the			For the
	three	three	three	three	three	three For the three	Corporate	For the three	three	Total
	months	months	months	months	months	months	months	months	months	For the three
	ended	ended	ended	ended	ended	ended	ended	ended	ended	months
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,	ended March
	2008	2007	2008	2007	2008	2007	2008	2007	2008	31, 2007

Net sales	$5,432,491	$11,716,767	$1,182,577 $	-	$1,063,421	$-	$-	$-	$7,678,489	$11,716,767
Depreciation and amortization	$72,361	$64,419	$94	$-	$74,608	$-	$-	$-	$147,063	$64,419
Segment (loss) income before income taxes	$(1,493,216)	$1,002,973	$95,806	$-	$(134,160)	$-	$(253,145)	$-	$(1,784,715)	$1,002,973
Capital expenditures	$24,389	$69,331	$-	$-	$4,334	$-	$-	$-	$28,723	$69,331

	As of	As of	As of	As of	As of	As of	As of	As of	As of	As of
	March 31,	December	March 31,	December	March 31,	December	March	December	March 31,	December
	2008	31, 2007	2008	31, 2007	2008	31, 2007	31, 2008	31, 2007	2008	31, 2007

Segment assets	$12,412,065	$13,009,322	$4,362,221	$7,894,668	$4,188,793	$2,274,377	$7,856,916	$8,711,268	$28,819,995	$31,889,635

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2008	2007
Raw materials	$1,030,728	$1,695,194
Work in process	2,955,345	2,167,281
Consumable	73,679	70,950
Finished goods	1,078,493	1,334,303

Total	$5,138,245	$5,267,728

NOTE 11 – SHIPPING AND HANDLING FEES AND COSTS

The Company follows Emerging Issues Task Force ("EITF") No. 00-10, Accounting for Shipping and Handling Fees and Costs. The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling costs as part of the cost of goods sold which are $164,191 and $84,806 for the three months ended March 31, 2008 and 2007 respectively.

NOTE 12 – TRADE DEPOSITS

Amount represents deposits held by suppliers to be used for future purchases.

NOTE 13 – DUE TO STOCKHOLDER

Amount represents advances from a stockholder as at March 31, 2008. The amount due is unsecured with no stated interest. Amount of $600,000 is not repayable within twelve months from the balance sheet date which recorded under non-current liabilities and the remaining amount of $ 609,618 is repayable on demand which recorded under current liabilities.

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – STOCK OPTIONS

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility of 161%, and a risk-free interest rate of 4.2%. In determining volatility of the Company's options, the Company used the average volatility of the Company's stock.

On August 7, 2007, the Company granted to the audit committee chairman and Board of Director of the Company an option to purchase 100,000 shares of the Company's common stock at an exercise price of $6.00 per share. One-third of the option vested immediately, with the remaining portion vesting as follows: one-third on July 7, 2008 and one-third on July 7, 2009. The vesting of the option is contingent on continued participation as a Board of Director. The option expires in ten years. Based on the Black-Scholes option pricing model, the entire option was valued at $204,054. One-third of the value of the issuance was expensed immediately as it vested, with the remaining amount expensed monthly over the vesting period. By a resolution of all directors dated April 29 2008, the service agreement with the chairman of the audit committee was terminated. Accordingly, 16,667 option shares not yet vested will be cancelled.

The following table summarizes all Company stock option transactions between January 1, 2008 and March 31, 2008

	Share options		Exercise Price per
	under option	Provision for	Common Share
	scheme	option shares	Range

Balance, January 1, 2008	100,000	50,000	$6.00
Written back on termination of
services	(66,667)	(16,667)	$6.00
Balance, March 31, 2008	33,333	33,333

The following table provides certain information with respect to the above referenced options outstanding at March 31, 2008:

	Weighted Average	Weighted Average Remaining
Exercise Price	Exercise Price	Contractual Life Years

$6	$6	9.93

NOTE 15 – NOTE RECEIVABLE ON STOCK ISSUANCE

The amount represents a promissory note received on May 4, 2006 for the issuance of 5,500,000 shares (post reverse stock split) of the Company's common stock. The note receivable is reflected as a contra equity account since the proceeds have not been received as of the issuance of the financial statements. The payment of the promissory note is required when the registration statement covering the 5,500,000 shares is declared effective by the Securities and Exchange Commission.

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16– INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with SFAS No. 109. No United States Income Tax and Hong Kong Profits Tax have been provided in the financial statements as no income was arose from the United States and Hong Kong companies during the period.

Well Profit being a foreign venture enterprise in the PRC is entitled to, starting from the first profitable year, a two-year exemption from enterprise income tax followed by a three-year 50% reduction in its enterprise income tax rate ("Tax Holiday"). As such, after the application by Well Profit and approval by the relevant tax authority in 2007, Well Profit was exempted from enterprise income tax for the fiscal years 2007 and 2008. For the following three fiscal years from 2009 to 2011, Well Profit will be subject to enterprise income tax at rate of 15%.

No provision for deferred taxes assets in respect of unutilized tax losses has been made due to the unpredictability of future profit streams.

NOTE 17 – WARRANTY

The Company accrues an estimate of its exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability annually and adjusts the amount as necessary. The warranty liability is included in accrued expenses in the accompanying balance sheet. Changes in the Company's warranty liability were as follows:

	Three months	Three months
	ended March 31,	ended March 31,
	2008	2007
Warranty accrual, beginning of period	$22,688	$24,025
Warranty accrued during the period	-	65,085
Actual warranty expenditures	(5,696)	(26,223)

Warranty, end of period	$16,992	$62,887

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – CONCENTRATIONS, RISK AND UNCERTAINTIES

The Company has the following concentrations of business with each customer constituting greater than 10% of the Company's sales:

	Three months ended March
	31
	2008	2007
Company A	98%	33%
Company B	-	13%

The Company has the following concentrations of accounts receivable constituting greater than 10% of the Company's accounts receivable:

	As at March 31,
	2008	2007
Company A	92%	-

This concentration makes the Company vulnerable to a near-term severe impact should the relationships be terminated.

The Company has the following concentrations of business with each supplier constituting greater than 10% of the Company's purchases:

	Three months ended	Three months ended
	March 31, 2008	March 31, 2007
Company C	20%	34%
Company D	30%	-

This concentration makes the Company vulnerable to a near-term severe impact should the relationships be terminated.

NOTE 19 –FIXED PRICE STANDBY EQUITY DISTRIBUTION AGREEMENT

On May 23, 2007, the Company entered into a Fixed Price Standby Equity Distribution Agreement with four investors (the "Investors"). Pursuant to the Fixed Price Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to the Investors up to 10 million shares of the Company's common stock for a total purchase price of up to $40 million (a per share purchase price of $4.00 per share). The Investors' obligation to purchase shares of common stock under the Fixed Price Standby Equity Distribution Agreement is subject to certain conditions, including the Company obtaining an effective registration statement for the resale of the common stock sold under the Fixed Price Standby Equity Distribution Agreement. The investors shall deliver 16.5% of the purchase price payable by wire transfer of immediately available funds to an account that the Company designated in writing to each investor prior to the closing date of the transactions. Also, the investors shall deliver to the Company an executed Promissory Note for the payment of the remaining 83.5% of the remaining commitment under this agreement.

On February 7, 2008, the Company cancelled the Fixed Price Standby Equity Distribution Agreement with the investors and the amount received to be refunded has been reflected as "Notes Payable".

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of
March 31, 2008
December 31,
2008	$610,266
2009	729,808
2010	727,012
2011	424,364
2012	46,230
$2,537,680

During the three months ended March 31, 2008 and 2007, rental expenses were $174,544 and $135,510 respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the condensed interim consolidated financial statements and notes included in Item 1 of Part I of this Report.

Forward-Looking Statements

This report contains forward-looking statements. The forward-looking statements are contained principally in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned "Risk Factors Associated With Our Business" in our Annual Report on Form 10-K for the year ended December 31, 2007. In some cases, you can identify forward-looking statements by terms such as "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "projects," "should," "would" and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

(a) our expectations regarding the market for small household appliances;

(b) our expectations regarding the continued growth of the small household appliance industry;

(c) our beliefs regarding the competitiveness of our products;

(d) our expectations regarding the expansion of our manufacturing capacity;

(e) our expectations with respect to increased revenue growth and our ability to achieve profitability resulting from increases in our production volumes;

(f) our future business development, results of operations and financial condition; and

(g) competition from other manufacturers of small household appliance products.

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

  "China" and "PRC" are to the People's Republic of China;

  "RMB" are to Renminbi, the legal currency of China;

  "U.S. dollar," "$" and "US$" are to the legal currency of the United States;

  the "SEC" are to the Untied States Securities and Exchange Commission;

  the "Securities Act" are to Securities Act of 1933, as amended; and the "Exchange Act" are to the Securities Exchange Act of 1934, as amended.

Overview of Our Business

Home System Group is a Nevada holding company whose China-based operating subsidiaries, OCIL and Well Profit, are primarily engaged in the production of a variety of small household appliances, including stainless steel gas grills and ovens, gas and electric heaters and residential water pumps.

Our products are primarily manufactured in Well Profit's facilities, which are located on over 82.5 acres of land in Oceanic Industry Park, Sha Gang Highway, Gang Kou Town, Zhongshan, Guangdong Province, China. Well Profit currently has five (5) assembly lines for stainless steel BBQ grills with a total annual production capacity of approximately 710,000 units of BBQ grills, and two (2) skateboard production lines with a total annual production capacity of approximately 100,000 units. Our current annual production output is approximately 220,000 BBQ grills, 100,000 sets of shelves, 20 million pump units. Our products are sold through distributors to retailers in the United States, Europe, Australia and China.

Overview of Business Operations in the First Quarter of 2008

Our sales revenue was $7,678,489 and $11,716,767 for the three-month periods ended March 31, 2008 and 2007, respectively. We incurred a net loss of $1,784,715 for the three-month period ended March 31, 2008, compared with income of $931,881 for similar period in 2007. During the first quarter of 2008, we saw a decline in sales of our BBQ grills, which resulted in a reduction of our gross margin from 13% in 2007 to (26%) in 2008. Our sales revenue generated from sales of our grills and ovens was $4,323,450, or 56% of our sales revenue during the first quarter of 2008.

We have started developing our new coffee pot product line which we acquired at the end of the second quarter of 2007. So far the product line has generated $140,579, or 1.8% of our revenues. Through additional mergers and acquisitions, we hope to achieve product diversification and enhance our research and development capability and manufacturing, production and processing capacity for our products. Our long-term goal is to focus on the future development of our Company, to increase our international market share and enhance investor confidence.

Results of Operations

Comparison of Three-Month Periods ended March 31, 2008 and March 31, 2007

The following table summarizes the results of our operations during the three-month periods ended on March 31, 2008 and March 31, 2007, and provides information regarding the dollar and percentage increase or (decrease). between such periods.

All amounts, other than percentages, in U.S. dollars

	Three-Month	Three-Month	Dollar ($)	Percentage
	Period Ended on	Period Ended on	Increase	Increase
	March 31, 2008	March 31, 2007	(Decrease)	(Decrease)

Sales revenue	$7,678,489	$11,716,767	($4,038,278)	-34%
Costs of sales	$8,648,024	$10,158,754	($1,510,730)	-15%
Gross profit	($969,535)	$1,558,013	($2,527,548)	-162%
General and administrative expenses	$837,088	$555,221	$281,867	51%
(Loss) Income from operations	($1,772,614)	$1,002,792	($2,775,406)	-277%
Other (expenses) income	($12,101)	$181	($12,282)	-6786%
Income (loss) before income taxes	($1,784,715)	$1,002,973	($2,787,688)	-278%
Income tax	0	($71,092)	$71,092
Net income (loss)	($1,784,715)	$931,881	($2,716,596)	-292%

Sales Revenue

We generated revenues of $7,678,489 for the three months ended March 31, 2008, a decrease of $4,038,278 (or approximately 34%), compared to $11,716,767 for the three months ended March 31, 2007. We believe that our decrease in revenues is partially attributable to the uncertain economic environment in the Unites Sates, our customers' largest revenue-generating market, and partially to the loss by our major customer, Hengbao, of certain income tax subsidies. We believe that this uncertain economic environment in the United States has reduced the overall demand for household appliances and has resulted in a decrease in orders placed and has correspondingly contributed to a decrease our revenues. In addition, our major customer, Hengbao, has been getting subsidized tax refunds from the PRC government on its sales because it was founded and registered as an international trading company in the PRC. However, as a result of the passage of the China Unified Corporate Income Tax Law, or the Unified Tax Law, which became effective on January 1, 2008, Hengbao's tax subsidies have decreased which has directly affected their profit. As a result, we have elected to lower the sale price for our products in recognition of this change.

Costs of Sales

During the three months ended March 31, 2008, the cost of sales was $8,648,024, or approximately 113% of total sales revenue, a decrease of $1,510,730, or approximately 15%, from cost of sales of $10,158,574, or approximately 87% of the total sale revenue, during the three months ended March 31, 2007. The 25.9% increase in cost of sales as a percentage of net sales was due to the depreciation in the value of the U.S. dollar, the rising cost of raw materials and the increase in our labor costs. Our labor costs increased dramatically during the first quarter due to the January 1, 2008 implementation of new PRC Labor Law requiring, among other things, minimum wages and calculation on overtime payments. In addition, the cost of steel sheet has raised 10% to approximately $768,900 from the price during the same 2007 period.

Gross Profit

We incurred a gross loss for the three months ended March 31, 2008 of ($969,535), compared to a gross profits of $1,558,013 for the three months ended March 31, 2007, a decline of $2,527,498, or 162.2%. Our gross profit margin for the three months ended March 31, 2008 was (12.6%), compared to 13.3% for the three months ended March 31, 2007. The decline in gross profit for the first quarter of 2008 compared to the same quarter in 2007 is primarily attributable to the decrease in revenues from sales due to the reasons discussed above.

General and Administrative Expenses

General and administrative expenses consist of the costs associated with staff and support personnel who manage our business activities and professional fees paid to third parties. General and administrative expenses were $837,088 for the three months ended March 31, 2008, an increase of $281,867, or approximately 50.8%, from $555,221 incurred during the three months ended March 31, 2007. This increase in general and administrative expenses is primarily due to the elevated labor costs in China that have resulted from the new "Law of Labor Contract" in China. The law requires private sector companies to provide contracts with all employees, register them in a social security fund, pay a minimum wage, overtime and holiday premiums, and include other social security benefits. In addition, companies will now bear the new administrative and professional costs in connection with issuing the contracts, registering workers, making social security contributions and handling disputes.

Income (Loss) from Operation

Loss from operations was ($1,772,614) during the three months ended March 31, 2008, a decrease of $2,775,406 from the income from operations of $1,002,792 during the three months ended March 31, 2007. The decrease was primarily due to our higher costs and expenses and reduced sales revenues the reasons for which were discussed above.

Other (Expense) Income

Other expense for the three months ended March 31, 2008, was ($12,101), a decrease of $12,282 from $181 for the three months ended March 31, 2007. This decline was primarily due to interest related payments for our short term bank loan in the amount of $714,000, with a yearly interest rate that is 30% higher than the premium rate set by the People's Bank of China. The loan is due and payable on June 30, 2008.

Net Income (Loss)

We incurred a net loss of $1,784,715 for the three months ended March 31, 2008, a decrease of $2,716,596 from net income of $931,881earned during the three months ended March 31, 2007. The primary reason for this decrease is due to the lower sales revenue and increasing costs and expenses which were discussed above.

Liquidity and Capital Resources

As of March 31, 2008, we had cash and cash equivalents of $402,623. The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months	Three Months
	Ended	Ended March
	March 31, 2008	31, 2007

Net cash (used in) / provided by operating activities	($492,405)	$7,271,731
Net cash (used in) investing activities	($28,723)	($13,351)
Net cash (used in) / provided by financing activities	$80,622	($6,302,349)
Effect of exchange rate changes on cash and cash equivalents	$22,055	$58
Net (decrease) increase in cash and cash equivalent	($418,451)	$956,089
Cash and cash equivalents at the beginning of period	$821,074	$6,012
Cash and cash equivalents at the end of period	$402,623	$962,101

Cash has historically been generated from operations and has provided sufficient liquidity to support our working capital requirements, planned capital expenditures, completion of current and future reorganization and acquisition-related programs, and debt obligations.

In the first quarter of 2008, funds were mainly contributed from our sales revenue. In the following 12 months, we expect that cash flows will be generated from expansion of operations, receipt of revenues, additional infusions of capital and debt financing. The Company is planning to raise capital through debt financing and from bank borrowings and equity financing from potential investors and partners.

Operating Activities

Net cash used in our operating activities was $492,405 for the three months ended March 31, 2008, as compared to net cash of $7,271,731 provided by our operating activities during the 2007 period, a decrease of $7,764,136. The change is mainly due to the decrease of 5,016,287 for accounts payable, other payables and accrued and a net loss of 1,784,715. We believe that due to the general uncertainty in the global economy many of our vendors required earlier payment of their outstanding accounts which in turn increased our use of cash.

Investing Activities

Net cash used in our investing activities was $28,723 for three months ended March 31, 2008, compared to net cash $13,351 used during the 2007 period, an increase of $15,372, or 115.1%. The increase is mainly contributable to the purchase of equipment, including approximately $8,347 for office-use computers and $20,991 for small production devices and equipments.

Financing Activities

Net cash provided by financing activities in the three-month period ended March 31, 2008 was, $80,622, compared to $6,302,349 in net cash used during the 2007 period, an increase of $6,382,971. The increase in cash provided by financing activities was primarily due to the fact we did not have any advances to related parties during the 2007 period and some of the advances that we made during the 2007 period were repaid during the same period. In addition, during the 2007 period we received proceeds from a bank loan totaling $699,000.

During the first quarter of 2008 we also obtained a bank loan for approximately $714,000. The loan carries interest at a rate of 8.54% per annum and matures in June 2008. Our ability to repay the loan was guaranteed by Oceanic PRC, Weihe and by our president, Weiqiu Li.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to its stockholders.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The policies, that in the belief of management are critical and require the use of judgment in their application, are disclosed on our Form 10K for the year ended December 31, 2007. Since December 31, 2007, there have been no material changes to our critical accounting policies.

Concentration Risk and Uncertainties

We obtain a majority of our products from only a few suppliers whose nonperformance would have a near-term severe impact on our operations. During the three months period ended March 31, 2008, we purchased 50% of our products from two suppliers. This concentration makes us vulnerable to a near-term severe impact, should the relationships be terminated. Such failure could cause us to experience delivery delays or failures caused by production issues or could cause us to deliver of non-conforming products. At March 31, 2008, amounts due to those suppliers included in accounts payable were $61,455 and $578,455, respectively.

We sell a majority of our products to only a few distributors which make us vulnerable to any changes in their business operations. During the three-month period ended March 31, 2008, we sold 98% of our products to Zhongshan City Hengbao Export & Import Trading Company Limited. Hengbao is indirectly owned by Oceanic PRC, which until March 2007, was indirectly owned and controlled by Mr. Weiqiu Li, our director and Chief Executive Officer. At March 31, 2008, $6,449,116, or 98% of our accounts receivable were attributable to Hengbao. We may be adversely affected should orders from Hengbao decrease or if the relationship with Hengbao is terminated. In addition, since we do not have a written commercial arrangement with Hengbao, we may have limited or no recourse to recover outstanding amounts payable to us by Hengbao for products that have been delivered.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEMS 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, under the supervision and with the participation of our management, including Weiqiu Li our President and Chief Executive Officer and Kinwai Cheung, our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, Messrs. Li and Cheung concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2008.

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

  Absence of documented controls over our related party transactions; and

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

To the Company's knowledge, the Company is not a party to any pending legal proceeding, and the Company's property is not the subject of a pending legal proceeding. There are also no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the fiscal quarter ended March 31, 2008 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the first fiscal quarter of 2008 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

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

Date: May 15, 2008	HOME SYSTEM GROUP

By: /s/ Wei Qiu Li
Wei Qiu Li, Executive Officer

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