Form 10-K/A
period 2007-12-31
Home System Group
filed 2008-07-23
CIK 1172319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No.1)

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

Documents Incorporated by Reference: None

HOME SYSTEM GROUP
FORM 10-K
For the Fiscal Year Ended December 31, 2007

EXPLANATORY NOTES

This Form 10KSB/A is being filed to amend the Home System Group ( the "Company") Annual Report on Form 10-KSB/A for the period ended December 31, 2007 in order to reflect the restatement to respond the SEC comments. We have included the prior auditor report of the financial statements of the accounting acquirer, Holly (KH) Limited for the fiscal year ended December 31, 2006 and disclosed the nature of the acquisition deposits and all other pertinent information with respect to the acquisition deposits. In accordance with SFAS 141 and following the accounting interpretation and guidance issued by the SEC staff on reverse acquisition, we have accounted for the merger with Holy and its wholly-owned subsidiary using the purchase method of accounting. We also disclose the calculation of the cost of the acquisition of HSG; present a condensed balance sheet disclosing the amount assigned to each major asset and liability caption of HSG at the acquisition date; disclose the pro forma financial information required by paragraph 54 of SFAS 141; and disclose the information required by paragraph 52 about the information of intangible asset and good will.

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

  \our expectations regarding the continued growth of the small household appliance industry;

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

  “Oceanic PRC” are to Zhongshang Oceanic International Co. Ltd., a Chinese operating company;

  “BVI” are to the British Virgin Islands;

  “China” and “PRC” are to the People’s Republic of China;

  “RMB” are to Renminbi, the legal currency of China;

  “U.S. dollar,” “$” and “US$” are to the legal currency of the United States;

  the “SEC” are to the Untied States Securities and Exchange Commission;

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

Our sales revenue and net income was $41,156,857.25 and $41,156,857.25, respectively, during the fiscal year ended December 31, 2007, and $3,938,562 and $118,249, respectively, during the same period in 2006.  During the fiscal year ended December 31, 2007, our sales revenue generated from sales of our grills and ovens was $31,257,801.05 million, constituting 76% of our sales revenue.

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

  provide quality products;

  fulfill logistical requirements and volume demands efficiently and consistently;

  provide comprehensive product support from design to after-market customer service;

  cross-sell our brands across various business segments to our customers; and

  leverage strong established distribution channels.

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

We believe our insurance coverage is customary and standard of companies of comparable size in comparable industries in China.  However, we cannot ensure that our existing insurance policies are sufficient to insulate us from all losses and liabilities that we may incur.  See “Risk Factors–Risks Related to our Business”.  We have limited insurance coverage and do not carry any business interruption insurance, third-party liability insurance for our manufacturing facilities or insurance that covers the risk of loss of our products in shipment.

Subsequent Events

On April 20, 2007, we entered into the Juxian Agreement with Juxian and its shareholders, for the acquisition of 100% of Juxian for an aggregate purchase price of $14,000,000, $10,000,000 of which was payable in cash and $4,000,000 of which was payable in 1,000,000 shares of our common stock valued at $4.00 per share.  The cash portion of the purchase price was evidenced by non interest-bearing, unsecured promissory notes delivered by us to each of the Juxian shareholders, pursuant to which one-half of the cash portion was due and payable on July 2, 2008, the first anniversary of the closing, and the remaining half was due and payable on July 2, 2009, the second anniversary of the closing.  On July 5, 2007, we entered into the Weihe Agreement with Weihe and its shareholders for the acquisition of 100% of the then outstanding shares of Weihe. In consideration for the shares of Weihe, we agreed to pay an aggregate price of $45,000,000, to be paid in a combination of 4,500,000 shares of our common stock, valued at $4.00 per share and $27,000,000 in cash.  The obligation to pay the cash portion of the purchase price was evidenced by non-interest-bearing, unsecured promissory notes delivered by us to each of the Weihe shareholders at the closing.  Pursuant to the promissory notes, 40% of the cash portion of the purchase price was due and payable on July 5, 2008, the first anniversary of the closing, and the remaining 60% was due and payable on July 5, 2009, the second anniversary of the closing.   However, on February 7, 2008, we entered into two separate termination and release agreements with each of Juxian and Weihe and their respective shareholders, pursuant to which we agreed to terminate each of the Juxian Agreement and the Weihe Agreement and release each other from our respective obligations under each of the agreements because performance of our respective obligations under the agreements could not be completed without unreasonable expense or delay.  No termination penalties were incurred by our Company in connection with the termination of the Juxian Agreement and the Weihe Agreement.

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

Overview of Business Operations in the fiscal year of 2007

During the fiscal year of 2007, we continued to see an increase in sales of our BBQ grills.  However, our gross margin decreased from 9.9% in 2006 to 8.4% in 2007, due to a variety of factors including an increase in the cost of raw materials in 2007.

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

General and Administrative Expenses

General and administrative expenses for 2007 totaled $2,324,548, or approximately 5.67% of net sales, compared to $253,458, or approximately 6.44% of net sales, for 2006. The increase was primarily attributable to the expansion of our new administrative offices in the US and the related lease payment and increased professional fees associated with our expansion.

Income (Loss) From Operations

Income from operations in 2007 was $229,425 as compared to income from operations of $177,345 for 2006, an increase of $52,080, or approximately 29.37%. This increase was also due to Holy HK’s generation of revenues for the entire 2007 fiscal year, as compared to only from September to December in the 2006 period..

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

Financing Activities

Net cash (used in) financing activities in the fiscal year ended December 31, 2007 totaled ($4,993,423), as compared to $3,690,581 provided by financing activities in the year ended December 31, 2006.  The increase of the cash provided by financing activities was mainly attributable to the our deposit during the 2007 period of $7,540,000 in cash to the shareholders of Weihe in connection with our planned acquisition of Weihe, and our repayment during the same period of $1,745,000 in outstanding principal on an OCIL bank loan.

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

  Compliance with applicable government laws, rules and regulations;

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

  discussing the annual audited financial statements with management and our independent auditors;

  reviewing major issues as to the adequacy of our internal controls and any special audit steps adopted in light of significant internal control deficiencies;

  annually reviewing and reassessing the adequacy of our audit committee charter;

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

  the risks, costs and benefits to us;

  the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

  the terms of the transaction;

  the availability of other sources for comparable services or products; and

  the terms available to or from, as the case may be, unrelated third parties or to or from our employees generally.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Public Accountants

The following table presents fees for professional audit services rendered by Morison Cogen, LLP, or Morison Cogen, for the audit of the Company's annual financial statements for the year ended December 31, 2006 and fees billed for other services rendered by them during this period, and fees for professional audit services rendered by Yu & Associates CPA Corporation, for the audit of the Company's annual financial statements for the year ended December 31, 2007 and fees billed for other services rendered by them during this period

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

3.1

Amended and Restated Articles of Incorporation of the registrant, as filed with the Secretary of State of Nevada on July 20, 2006 (Incorporated by reference to Exhibit 3.1 of the registrant’s Annual Report on Form 10-K, filed on April 7, 2008)

3.2

Certificate of Amendment to Articles of Incorporation of the registrant, as filed with the Secretary of State of Nevada on September 29, 2006 (Incorporated by reference to Exhibit 3.2 of the registrant’s Annual Report on Form 10-K, filed on April 7, 2008)

3.3	Amended and Restated Bylaws, adopted July 31, 2007 by the registrant. (Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K, filed August 6, 2007)

4.1	Home System Group 2006 Equity Incentive Plan (Incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form S-8, filed on October 11, 2006)

10.1

Subscription Agreement, dated as of May 4, 2006, among the registrant, Yujiao Xiong, Youming Xiong, Chaohui Wu, Pingxin Liu, Bo Chen, Wei Liu, Juhua Wang, Shaoke Chen, Hanping Lee and Mingtung Chen (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed May 4, 2006)

10.2

Subscription Agreement, dated as of May 23, 2007, among Total Giant Group Limited, Total Shine Group Limited, Victory High Investments Limited and Think Big Trading Limited.  (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed May 30, 2007)

10.3

English Translation of Asset Purchase Agreement, dated June 15, 2007, between Oceanic Well Profit, Inc. and  Ms. Huiping Cheng. (Incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed June 18, 2007)

10.4

Termination Agreement, dated February 7, 2008, by and among the registrant, Holy (HK) Limited, Oceanic Well Profit Inc., Zhongshan City Juxian Gas Oven Co., Ltd., and the shareholders of Zhongshan City Juxian Gas Oven Co., Ltd. (Incorporated by reference to Exhibit 10.4 of the registrant’s Annual Report on Form 10-K, filed on April 7, 2008)

10.5

Termination Agreement, dated February 7, 2008, by and among the registrant, Holy (HK) Limited, Oceanic Well Profit Inc, Zhongshan City Weihe Appliances Co., Ltd., and the shareholders of Zhongshan City Weihe Appliances Co., Ltd. (Incorporated by reference to Exhibit 10.5 of the registrant’s Annual Report on Form 10-K, filed on April 7, 2008)

10.6

Termination and Release Agreement, dated as of February 7, 2008, by and among the Registrant, Total Giant Group Limited, Total Shine Group Limited, Victory High Investments Limited, and Think Big Trading Limited (Incorporated by reference to Exhibit 10.6 of the registrant’s Annual Report on Form 10-K, filed on April 7, 2008)

14	Business Ethics Policy and Code of Conduct, adopted July 31, 2007. (Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed August 6, 2007)

21*	List of Subsidiaries

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed with this Report.

SIGNATURES

In accordance with Section 13 or Section 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME SYSTEM GROUP
Date: July 23, 2008
By:	/s/ Weiqiu Li
Weiqiu Li
Chief Executive Officer, Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of July 23, 2008.

SIGNATURE	TITLE

/s/ Weiqiu Li	Chief Executive Officer, President and Director
Weiqiu Li	(Principal Executive Officer)

/s/ Kinwai Cheung	Chief Financial Officer and Treasurer
Kinwai Cheung	(Principal Financial Officer)

HOME SYSTEM GROUP AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEAR / PERIOD ENDED DECEMBER 31, 2007 AND 2006

  C O N T E N T S

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2007	F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIOD FROM APRIL 5, 2006 (DATE OF INCORPORATION) TO DECEMBER 31, 2006	F-2

CONSOLIDATED BALANCE SHEETS	F-3

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE YEAR ENDED DECEMBER 31, 2007 AND FOR THE PERIOD FROM APRIL 5, 2006 (DATE OF INCORPORATION) TO DECEMBER 31, 2006	F-4

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY	F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7

Yu and Associates CPA Corporation (member of GC Alliance Group)
Certified Public Accountants, Management Consultants

Director, Consultant:	Manager:	Member:	Registered:
K.K.Yu MBA., CPA.	Aswin Indradjaja	American Institute of CPAs	Public Company Accounting
Frank T. Murphy CPA.	Debbie Wang MBA.	California Society of CPAs	Oversight Board
	Ava Yim CPA.	Center For Audit Quality

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Home System Group

We have audited the accompanying consolidated balance sheet of Home System Group and subsidiaries as of December 31, 2007, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the year then ended.  Home System Group's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.  The consolidated financial statements of Holy (HK) Limited, the accounting acquirer of Home System Group, for the period ended December 31, 2006, as explained in Note 1 to the accompanying consolidated financial statements were audited by other auditors whose report dated March 5, 2007 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

(Signed) Yu and Associates CPA Corporation

Arcadia, California
February 26, 2008

MorisonCogen LLP
Certified Public Accountants • Business Consultants

150 Monument Road
Suite 500
Bala Cynwyd, PA 19004 USA
p. 610.668.9700
f. 610.668.2181
www.morisoncogen.com
An Independent Member of Morison International

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Holy (HK) Limited and Subsidiary
Hong Kong

We have audited the accompanying consolidated balance sheet of Holy (HK) Limited and Subsidiary, as of December 31, 2006, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the period April 5, 2006 (date of inception) through December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Holy (HK) Limited and Subsidiary as of December 31, 2006, and the results of their operations and their cash flows for the period April 5, 2006 (date of inception) through December 31, 2006 in conformity with accounting principles generally accepted in the United States.

Morison Cogen LLP

March 5, 2007

F-2

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

COMMITMENTS AND CONTINGENCIES (Note 22)

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

See accompanying notes to consolidated financial statements

HOME SYSTEM GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2007 AND FOR THE
PERIOD FROM APRIL 5, 2006 (DATE OF INCORPORATION) TO DECEMBER 31, 2006
(Expressed in US dollars except for number of shares)

				Note
	Common Stock		Additional	Receivable			Cumulative
	Number of		Paid-in	On Stock	Statutory	Retained	Translation
	shares	Amount	Capital	Issuance	Reserves	Earnings	Adjustment	Total

BALANCE AT APRIL 5, 2006		$-	$-	$-	$-	$-	$-	$-
Initial capitalization	10,000	1,285	-	-	-	-	-	1.285
Contributed capital
Cash	-	-	1,123,140	-	-	-	-	1,123,140
Property, plant and equipment	-	-	2,627,100	-	-	-	-	2,627,100
Retroactive recapitalization	42,490,000	41,215	(41,215)	-	-	-	-	-
Cumulative translation adjustment	-	-	-	-	-	-	99,363	99,363
Net income for the period	-	-	-	-	-	118,249	-	118,249
BALANCE AT DECEMBER 31, 2006	42,500,000	42,500	3,709,025	-	-	118,249	99,363	3,969,137

Effects of reverse acquisition (Note 3)	19,797,949	19,798	2,032,355	(900,000)	-	-	-	1,152,153

Issuance of common stock for prepaid expenses	150,000	150	622,350	-	-	-	-	622,500

Issuance of common stock for employees	30,000	30	149,970	-	-	-	-	150,000

Issuance of stock options	-	-	102,026	-	-	-	-	102,026

Appropriation to reserves	-	-	-	-	29,616	(29,616)	-	-

Cumulative translation adjustment	-	-	-	-	-	-	642,148	642,148

Net income for the year	-	-	-	-	-	61,528	-	61,528

BALANCE AT DECEMBER 31, 2007	62,477,949	$62,478	$6,615,726	$(900,000)	$29,616	$150,161	$741,511	$6,699,492

See accompanying notes to consolidated financial statements

HOME SYSTEM GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2007 AND FOR THE
PERIOD FROM APRIL 5, 2006 (DATE OF INCORPORATION) TO DECEMBER 31, 2006
(Expressed in US dollars)

	Year Ended December 31,	Period from April 5 to December 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$61,528	$118,249
Adjustments to reconcile net income
to net cash provided by (used in) operating activities
Depreciation	313,854	127,723
Stock-based compensation	874,526	-
Change in assets and liabilities:
(Increase) decrease in assets
Accounts receivable – trade	(3,330,670)	(3,157,823)
Other receivables	(713,807)	-
Inventories	(2,662,696)	(2,293,966)
Trade deposits	2,224,290	(110,853)
Increase (decrease) in liabilities
Accounts payable	9,766,686	2,302,821
Accrued expenses	880,315	381,670
Taxes payable	645,528	120,126

Net cash provided by (used in) operating activities	8,059,554	(2,512,053)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition, net of cash acquired (Note 3)	(2,944,020)	-
Purchase of equipments	(2,280,492)	(1,101,490)

Net cash used in investing activities	(5,224,512)	(1,101,490)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of share capital	-	1,132,805
Acquisition deposit paid	(7,540,500)	-
Net repayments of bank loans	(1,745,000)	-
Notes payable	6,575,000	-
Net (decrease) increase in due to related party	(249,266)	2,486,660
Increase in due to stockholder	904,363	-

Net cash provided by (used in) financing activities	(2,0055,403)	3,619,465

EXCHANGE RATE EFFECT ON CASH	35,423	90

NET INCREASE IN CASH	815,062	6,012

CASH - BEGINNING OF YEAR/PERIOD	6,012	-

CASH - END OF YEAR/PERIOD	$821,074	$6,012

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$147,764	$-
Income taxes	$72,574	$9,241

NONCASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for prepaid expenses	$622,500	$-
Issuance of common stock for employees' compensation	$150,000	$-
Issuance of stock options	$102,026	$-
Property, plant and equipment contributed as capital	$-	$2,267,100

See accompanying notes to consolidated financial statements

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Home System Group, Inc. ("HSGI" or the "Company") was incorporated with limited liability in The British Virgin Islands on February 28, 2003.  HSGI, with a minimum capitalization of $2, was inactive until June 30, 2006 when HSGI acquired all the issued and outstanding stock of Oceanic International (HK) Limited ("Oceanic").  Oceanic is an operating company organized under the laws of Hong Kong on June 23, 2004 for the purpose of trading gas grills, home electronic appliances and bin racks. Since the ownership of HSGI and Oceanic were the same, the merger was accounted for as a transaction between entities under common control, whereby HSGI recognized the assets and liabilities transferred at their carrying amounts.

On August 4, 2006, Supreme Realty Investments, Inc. ("Supreme"), a public shell company incorporated in the State of Nevada, acquired HSGI. Under the terms of the merger agreement, the stockholders of HSGI received 8,000,000 (post reverse stock split) shares of common stock of Supreme for 100% of HSGI's outstanding common stock.  Following the merger, the Company changed its name to Home System Group ("HSG").  Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination.  That is, the share exchange is equivalent to the issuance of stock by HSGI for the net monetary assets of Supreme, accompanied by a recapitalization, and is accounted for as a change in capital structure.  Accordingly, the accounting for the share exchange will be identical to that resulting from a reverse acquisition, except no goodwill will be recorded.  Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, Supreme, are those of the legal acquiree which are considered to be the accounting acquirer, HSGI.  Shares and per share amounts stated have been adjusted to reflect the merger.

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

On June 26, 2007, the Company entered into a share exchange agreement with Zhongshan Weihe Electrical Appliances Co. Ltd. ("Weihe") and Weihe's shareholders, pursuant to which the Company agreed to acquire 100% equity interests in Weihe for an aggregate consideration of approximately $45,000,000, consisting of 4,500,000 newly issued shares of HSG's common stock, (stock price valued at $4.66 per share – average share price 5 trading days in which there were transactions prior to the acquisition) and $27,000,000 in cash payable as follows: $10,800,000 due on the first anniversary of the closing of the transaction, and $16,200,000 due on the second anniversary of closing of the transaction.

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS (Continued)

On April 20, 2007, the Company entered into a Share Exchange Agreement (the "Agreement") pursuant to which Well Profit acquired 100% of Zhongshan Juxian Gas Oven Co. Ltd. ("Juxian") in a stock and cash transaction valued at approximately $14,000,000. Under the Agreement, in exchange of surrendering their shares in Juxian, the stockholders of Juxian would receive both stock consideration, (stock price at  $4.59 per share – average share price 5 trading days in which there were transactions prior to the acquisition) and cash consideration from HSG. The stock consideration would consist of 1,000,000 newly issued shares of the HSG common stock. The cash consideration would consist of $10,000,000 in cash payable as follows: $5,000,000 due on the first anniversary of the closing of the transaction, which was July 2, 2007 and $5,000,000 due on the second anniversary of closing of the transaction.

However, as the delivery of the Company's stock, which is traded on the OTCBB, has not been recognized as share exchange consideration by the relevant PRC government authority for the purposes of approval of the ownership transfer of Weihe and Juxian, on February 7, 2008, the Company cancelled the acquisition of Weihe and Juxian and both share exchange agreements.

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

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 3 – REVERSE ACQUISITION

On January 31, 2007, HSG completed the acquisition of Holy (H.K.) Limited ("Holy") and Oceanic Well Profit Inc. ("Oceanic") (the "Transaction") pursuant to a share exchange agreement ("Share Exchange Agreement") between HSG, Holy, Oceanic and the then sole shareholder of Holy ("Holy Shareholder"). Pursuant to the Share Exchange Agreement, HSG issued 42,500,000 shares of its common stock, representing 68.2% of HSG's issued and outstanding common stock immediately following the Transaction, and paid $3,000,000 cash to Holy Shareholder in exchange of 100% equity interest in Holy. Holy was incorporated in Hong Kong as an investment holding company for the primary purpose of holding 100% ownership interest in Oceanic. Oceanic was incorporated in the PRC and engages in manufacturing of gas grills, home electronic appliances, skateboards and bin racks.

 Before the Transaction, HSG conducted all of its substantive business through a wholly-owned subsidiary, Oceanic International (HK) Limited ("OCIL"). OCIL was a distributor of home appliance products without any manufacturing base or facilities.  In conjunction with the Transaction, management of the Company has determined to abandon and discontinue the operations of OCIL and has treated HSG as a shell corporation.

 As Holy Shareholder has become the majority shareholder of the consolidated entity comprising HSG and Holy, the Transaction has been accounted for as a reverse acquisition using the purchase method of accounting, where HSG (the legal acquirer) is deemed to be the accounting acquiree and Holy (the legal acquiree) to be the accounting acquirer. However, the Transaction is also considered to be a capital transaction in substance as Holy (a private operating company) has been merged into HSG (a public shell corporation with nominal non-monetary net assets) with the shareholders of HSG, the former public shell continuing only as passive investors.  Hence, the cost of the transaction has been measured at the carrying value of the net assets of HSG with no goodwill or other intangible being recorded in accordance with the accounting interpretation and guidance issued by the SEC staff.

 HSG is deemed to be a continuation of the business of Holy and the financial statements prior to January 31, 2007 are those of Holy. The results of HSG have been consolidated from the date of the Transaction.

The allocation of the cost of the Transaction is as follows:

Cash	$55,980
Accounts receivable	3,656,646
Due from a related party	2,344,415
Trade deposits	2,543,165
Equipment	998
Bank loans	(1,745,000)
Accounts payable	(2,696,515)
Accrued expenses	(2,179)
Due to directors	(1,280)
Due to related party	(4,077)
4,152,153
Stock subscription receivable	900,000
Net assets of HSG deemed to be acquired by Holy	5,052,153

Satisfied by:
Shares of HSG	2,052,153
Cash	3,000,000
5,052,153

The following unaudited pro forma information assumes the Transaction occurred on the beginning of the year or the period presented respectively. These unaudited pro forma results have been prepared for informational purposes only and do not purport to represent what the results of operations would have been had the Transaction occurred as of the date indicated, nor of future results of operations. The unaudited pro forma results for the year ended December 31, 2007 and the period from April 5, 2006 to December 31, 2006 are as follows:

	Year ended December 31, 2007	Period from April 5 to December 31, 2006

Net sales	$43,436,764	$30,329,606
Net income	$449,540	$1,472,052
Earnings per share (basic and diluted)	$0.007	$0.024
Weighted average number of shares (basic and diluted)	62,430,689	62,297,949

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Plant and machinery

10 to 15 years

Furniture, fixtures and equipment

5 years

Revenue recognition

Revenue from sales of the Company's products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are delivered to and accepted by its customers, the price is fixed or determinable as stated on the sales contract, and collectibility is reasonably assured.  Customers do not have a general right of return on products shipped. Products returns to the Company were insignificant during past years.  There are no post-shipment obligations, price protection and bill and hold arrangements.

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Warranty Costs

The Company accounts for its liability for product warranties in accordance with FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Under FIN 45, the aggregate changes in the liability for accruals related to product warranties issued during the reporting period must be charged to expense as incurred.

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

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation

The consolidated financial statements of the Company are presented in United States Dollars ("US$").  Transactions in foreign currencies during the year are translated into US$ at the exchange rates prevailing at the transaction dates.  Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated into US$ at the exchange rates prevailing at that date.  All transaction differences are recorded in the income statement.

The Company's subsidiaries in the PRC have their local currency, Renminbi ("RMB"), as their functional currency.  On consolidation, the financial statements of the Company's subsidiaries in PRC are translated from RMB into US$ in accordance with SFAS No. 52, "Foreign Currency Translation".  Accordingly, all assets and liabilities are translated at the exchange rates prevailing at the balance sheet dates and all income and expenditure items are translated at the average rates for each of the years.

RMB is not a fully convertible currency.  All foreign exchange transactions involving RMB must take place either through the People's Bank of China (the "PBOC") or other institutions authorized to buy and sell foreign exchange.  The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand.  Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective years:

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

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recently Issued Accounting Pronouncements

FIN 48 "Accounting for Uncertainty in Income Taxes"

In June 2006, the Financial Accounting Standards Board ("FASB") issued interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes .  FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes .  Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.  FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption.  The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  The Company adopted FIN 48 effective January 1, 2007.  The adoption of FIN 48 did not require an adjustment to the opening balance of retained earnings as of January 1, 2007.

SFAS No. 157 "Fair Value Measurement"

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

SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115"

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" ("SFAS 159").  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value option may be elected on an instrument-by-instrument basis, with few exceptions.  SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities.  The requirements of SFAS 159 are effective for the fiscal year beginning January 1, 2008.  The Company is in the process of evaluating this guidance and therefore has not yet determined the impact that SFAS 159 will have on its consolidated financial statements upon adoption.

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (continued)

SFAS 141R, "Business Combinations"

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" ("FAS 141R"). FAS 141R replaces Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141"), although it retains the fundamental requirement in FAS 141 that the acquisition method of accounting be used for all business combinations. FAS 141R establishes principles and requirements for how the acquirer in a business combination (a) recognizes and measures the assets acquired, liabilities assumed and any noncontrolling ("minority") interest in the acquiree, (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase and (c) determines what information to disclose regarding the business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the Company's 2009 fiscal year. The Company is currently assessing the potential effect of FAS 141R on its financial statements.

SFAS 160, "Noncontrolling ("Minority") Interests in Consolidated Financial Statements" –

 In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling ("minority") Interests in Consolidated Financial Statements" ("FAS 160"). FAS 160 establishes accounting and reporting standards for the noncontrolling ("minority") interest in a subsidiary, commonly referred to as minority interest. Among other matters, FAS 160 requires (a) the noncontrolling ("minority") interest be reported within equity in the balance sheet and (b) the amount of consolidated net income attributable to the parent and to the noncontrolling ("minority") interest to be clearly presented in the statement of income. FAS 160 is effective for the Company's 2009 fiscal year. FAS 160 is to be applied prospectively, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company is currently assessing the potential effect of FAS 160 on its financial statements.

Control By Principal Stockholders

The directors, executive officers and their affiliates or related parties, if they voted their shares uniformly, could have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company's assets.

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 5 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents are summarized as follows:

	2007	2006

Cash at bank	$815,738	$6,012
Cash on hand	5,336	-

Total	$821,074	$6,012

NOTE 6 – ACCOUNTS RECEIVABLE - TRADE

Accounts receivable by major categories are summarized as follows:

	2007	2006
Accounts receivable	$10,706,256	$3,212,160

Less: allowances for doubtful accounts	-	-
Total	$10,706,256	$3,212,160

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT - NET

Property, plant and equipment consist of the following:

	2007	2006
At cost:
Plant and machinery	$6,278,535	$3,773,252
Furniture, fixtures and equipment	87,831	41,068

Total	6,366,366	3,814,320

Less: accumulated depreciation	379,519	129,994
Net book value	$5,986,847	$3,684,326

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

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – ACQUISITION DEPOSIT

 The acquisition deposit of $7,540,500 as of December 31, 2007 represented the partial payment of the cash portion of the consideration for the acquisition of Weihe, as further discussed in Note 1. However, the delivery of the Company's stock, which is traded on the OTCBB, has not been recognized as a share exchange consideration by the relevant PRC government authority for the purposes of approval of the ownership transfer of Weihe. On February 7, 2008, the share exchange agreement for the acquisition of Weihe was cancelled. The Company has been in negotiation with the shareholders of Weihe for new terms of the acquisition of Weihe and intends to enter into a new agreement to acquire Weihe. The deposit paid under the original agreement will be applied to the new agreement.

 NOTE 9 – RELATED PARTIES TRANSACTIONS

Included in trade deposits of $434,734I was an amount of $79,260 for future purchase of materials from a company whose previous directors were also directors of the Company.

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

	For the year ended December 31, 2007	For the period from April 5 to December 31, 2006

Sales to the related companies	$9,722,473	$-
Percentage of total net sales	24%	-
Purchases from the related companies	$4,276,390	$3,481,890
Percentage of total purchases	11%	100%
Rental expenses paid to related companies	$337,350	$-
Building management fee paid to related companies	$19,052	$-
Purchase of fixed assets	$-	$1,119,260

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SEGMENT REPORTING

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

The Company has three reportable segments: (1) barbeque set products, (2) skateboards and (3) other home appliances. These operating segments were determined based on the nature of the products and services offered. Overhead items that are specifically identifiable to a particular segment are applied to such a segment.

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

NOTE 11 – INVENTORIES

Inventories consist of the following:

	2007	2006

Raw materials	$1,695,194	$563,0977
Work in process	2,167,281	1,669,5591
Consumables	70,950	-
Finished goods	1,334,303	102,088

Total	$5,267,728	$2,334,744

NOTE 12 – SHIPPING AND HANDLING FEES AND COSTS

The Company follows Emerging Issues Task Force ("EITF") No. 00-10, Accounting for Shipping and Handling Fees and Costs .  The Company does not charge its customers for shipping and handling.  The Company classifies shipping and handling costs as part of the cost of goods sold which are $416,675 and $48,260 for the year ended December 31, 2007 and for the period from April 5 to December 31, 2006 respectively.

NOTE 13 – TRADE DEPOSITS

Amount represents deposits held by suppliers to be used for future purchases. Included in trade deposits is $79,260 paid to the previously related company (Note 9).

NOTE 14 – DUE TO STOCKHOLDER

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

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"), using the modified prospective method as permitted under SFAS No. 123R.  Under this transition method, compensation cost recognized in 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.  In accordance with the modified prospective method of adoption, the Company's results of operations and financial position for prior periods have not been restated. There was no unrecognized compensation cost as of December 31, 2006.

During the year ended December 31, 2007, the Company's net income was $874,526 lower due to stock-based compensation expense as a result of the adoption of SFAS No. 123R and the issuance of stock options, as shown below.

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

NOTE 15 – STOCK-BASED COMPENSATION - CONTINUED

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

NOTE 16 – NOTE RECEIVABLE ON STOCK ISSUANCE

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

NOTE 17 – INCOME TAXES

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

NOTE 17 – INCOME TAXES- CONTINUED

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

NOTE 18 – WARRANTY

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

	2007	2006

Warranty accrual, beginning of year / period	$24,025	$-
Warranty accrued during the year / period	13,731	24,025
Adjustments to pre-existing accruals	(958)	-
Actual warranty expenditures	(14,110)	-
Warranty, end of year / period	$22,688	$24,025

NOTE 19 – STATUTORY RESERVES

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

F-23

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – CONCENTRATIONS, RISK AND UNCERTAINTIES

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

NOTE 21 – NOTES PAYABLE AND FIXED PRICE STANDBY EQUITY DISTRIBUTION AGREEMENT

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

NOTE 22 – COMMITMENTS AND CONTINGENCIES

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

3.1

Amended and Restated Articles of Incorporation of the registrant, as filed with the Secretary of State of Nevada on July 20, 2006 (Incorporated by reference to Exhibit 3.1 of the registrant’s Annual Report on Form 10-K, filed on April 7, 2008)

3.2

Certificate of Amendment to Articles of Incorporation of the registrant, as filed with the Secretary of State of Nevada on September 29, 2006 (Incorporated by reference to Exhibit 3.2 of the registrant’s Annual Report on Form 10-K, filed on April 7, 2008)

3.3	Amended and Restated Bylaws, adopted July 31, 2007 by the registrant. (Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K, filed August 6, 2007)

4.1	Home System Group 2006 Equity Incentive Plan (Incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form S-8, filed on October 11, 2006)

10.1

Subscription Agreement, dated as of May 4, 2006, among the registrant, Yujiao Xiong, Youming Xiong, Chaohui Wu, Pingxin Liu, Bo Chen, Wei Liu, Juhua Wang, Shaoke Chen, Hanping Lee and Mingtung Chen (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed May 4, 2006)

10.2

Subscription Agreement, dated as of May 23, 2007, among Total Giant Group Limited, Total Shine Group Limited, Victory High Investments Limited and Think Big Trading Limited.  (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed May 30, 2007)

10.3

English Translation of Asset Purchase Agreement, dated June 15, 2007, between Oceanic Well Profit, Inc. and  Ms. Huiping Cheng. (Incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed June 18, 2007)

10.4

Termination Agreement, dated February 7, 2008, by and among the registrant, Holy (HK) Limited, Oceanic Well Profit Inc., Zhongshan City Juxian Gas Oven Co., Ltd., and the shareholders of Zhongshan City Juxian Gas Oven Co., Ltd. (Incorporated by reference to Exhibit 10.4 of the registrant’s Annual Report on Form 10-K, filed on April 7, 2008)

10.5

Termination Agreement, dated February 7, 2008, by and among the registrant, Holy (HK) Limited, Oceanic Well Profit Inc, Zhongshan City Weihe Appliances Co., Ltd., and the shareholders of Zhongshan City Weihe Appliances Co., Ltd. (Incorporated by reference to Exhibit 10.5 of the registrant’s Annual Report on Form 10-K, filed on April 7, 2008)

10.6

Termination and Release Agreement, dated as of February 7, 2008, by and among the Registrant, Total Giant Group Limited, Total Shine Group Limited, Victory High Investments Limited, and Think Big Trading Limited (Incorporated by reference to Exhibit 10.6 of the registrant’s Annual Report on Form 10-K, filed on April 7, 2008)

14	Business Ethics Policy and Code of Conduct, adopted July 31, 2007. (Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed August 6, 2007)

21*	List of Subsidiaries

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed with this Report.