Form 10-Q
period 2008-06-30
Home System Group
filed 2008-08-14
CIK 1172319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number:  000-49770

Home System Group
(Exact name of registrant as specified in its charter)

Nevada	43-1954776
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Oceanic Industry Park, Sha Gang Highway, Gang Kou Town Zhongshan City, Guangdong People's Republic of China	528447
(Address of principal executive offices)	(Zip Code)

(86 755) 8357-0142
 (Registrant’s telephone number, including area code)

None
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
Smaller Reporting Company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2008
Common Stock, $0.001 par value per share	62,477,949 shares

HOME SYSTEM GROUP
FORM 10-Q

Except as otherwise required by the context, all references in this report to "we", "us”, "our",  or "Company" refer to the consolidated operations of Home System Group, a Nevada corporation, and its wholly owned subsidiaries.

Item 1. Financial Statements.

HOME SYSTEM GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2008 AND 2007

(UNAUDITED)

C O N T E N T S

HOME SYSTEM GROUP AND SUBSIDIARIES
CONDSENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007
(Expressed in US dollars except for number of shares)

	June 30,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$215,094	$821,074
Restricted cash	957,025	-
Accounts receivable – trade	8,577,315	10,706,256
Other receivables	1,194,400	1,056,946
Inventories	2,851,440	5,267,728
Trade deposits	498,934	434,734
Income tax refundable	80,399	75,550
TOTAL CURRENT ASSETS	14,374,607	18,362,288

Acquisition deposits	8,024,500	7,540,500
Property, plant and equipment – net	6,174,061	5,986,847

TOTAL ASSETS	$28,573,168	$31,889,635

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bills payable	$2,392,562	$-
Accounts payable – trade	10,240,203	15,497,372
Accrued expenses and other payables	2,112,640	1,411,351
Taxes payable	374,411	802,054
Due to a stockholder – current portion	850,664	304,366
TOTAL CURRENT LIABILITIES	15,970,480	18,015,143

NON-CURRENT LIABILITIES
Due to a stockholder – non-current portion	600,000	600,000
Notes payable	6,575,000	6,575,000

TOTAL LIABILITIES	$23,145,480	$25,190,143

STOCKHOLDERS' EQUITY

COMMON STOCK - $0.001 par value; 200,000,000 shares
authorized, 62,477,949 shares issued and outstanding	$62,478	$62,478

ADDITIONAL PAID-IN CAPITAL	6,581,717	6,615,726

NOTE RECEIVABLE ON STOCK ISSUANCE	(900,000)	(900,000)

STATUTORY RESERVES	29,616	29,616

(ACCUMULATED DEFICIT) RETAINED EARNINGS	(1,912,684)	150,161

CUMULATIVE TRANSLATION ADJUSTMENT	1,566,561	741,511

TOTAL STOCKHOLDERS' EQUITY	$5,427,688	$6,699,492

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,573,168	$31,889,635

See accompanying notes to condensed consolidated financial statements

HOME SYSTEM GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS /INCOME
AND COMPREHENSIVE (LOSS) INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Expressed in US dollars except for number of shares)
(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30,
	2008	2007	2008	2007

NET SALES	$8,575,118	$11,226,912	$16,253,607	$22,943,679
Cost of sales	8,124,279	9,783,876	16,772,303	19,942,630
GROSS PROFIT (LOSS)	450,839	1,443,036	(518,696)	3,001,049

OPERATING EXPENSES
Provision for stock option costs written back	-	-	(34,009)	-
General selling and administrative expenses	780,236	784,488	1,617,324	1,339,709
	780,236	784,488	1,583,315	1,339,709

(LOSS) INCOME FROM OPERATIONS	(329,397)	658,548	(2,102,011)	1,661,340

OTHER INCOME (EXPENSE)
Other income	68,260	-	67,001	-
Interest expenses	(16,993)	(577)	(27,835)	(577)
Interest income	-	7,832	-	8,013
	51,267	7,255	39,166	7,436

(LOSS) INCOME BEFORE INCOME TAXES	(278,130)	665,803	(2,062,845)	1,668,776

INCOME TAXES	-	(1,391)	-	(72,483)

NET (LOSS) INCOME	(278,130)	664,412	(2,062,845)	1,596,293

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	280,264	68,416	825,050	108,471

COMPREHENSIVE (LOSS) INCOME	$2,134	$732,828	$(1,237,795)	$1,704,764

(LOSS) EARNINGS PER SHARE
-BASIC	$0.00	$0.01	$(0.02)	$0.03
-DILUTED	$0.00	$0.01	$(0.02)	$0.03

WEIGHTED AVERAGE NUMBER OF SHARES
-BASIC	62,477,949	62,447,949	62,477,949	58,997,472
-DILUTED	62,477,949	62,447,949	62,477,949	58,997,472

See accompanying notes to condensed consolidated financial statements

HOME SYSTEM GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2007 AND SIX MONTHS ENDED JUNE 30, 2008
(Expressed in US dollars except for number of shares)

				Note		Retained
	Number of		Additional	Receivable		Earnings /	Cumulative
	Shares of	Common	Paid-in	On Stock	Statutory	(Accumulated	Translation
	Common Stock	Stock	Capital	Issuance	Reserves	Deficit)	Adjustment	Total
BALANCES AT DECEMBER 31, 2006 (audited)	42,500,000	$42,500	$3,709,025	$-	$-	$118,249	$99,363	$3,969,137

Effects of reverse merger	19,797,949	19,798	2,032,355	-	-	-	-	2,052,153

Notes receivable on acquisition merger	-	-	-	(900,000)	-	-	-	(900,000)

Issuance of common stock for prepaid expenses	150,000	150	622,350	-	-	-	-	622,500

Issuance of common stock for employees	30,000	30	149,970	-	-	-	-	150,000

Stock options costs	-	-	102,026	-	-	-	-	102,026

Appropriation to reserves	-	-	-	-	29,616	(29,616)	-	-

Cumulative translation adjustment	-	-	-	-	-	-	642,148	642,148

Net income for the year	-	-	-	-	-	61,528	-	61,528

BALANCES AT DECEMBER 31, 2007- (audited)	62,477,949	$62,478	$6,615,726	$(900,000)	$29,616	$150,161	$741,511	$6,699,492

Translation adjustment	-	-	-	-	-	-	825,050	825,050

Provision for stock option costs written back	-	-	(34,009)	-	-	-	-	(34,009)

Net (loss) for the period	-	-	-	-	-	(2,062,845)	-	(2,062,845)

BALANCE AT JUNE 30, 2008 - (unaudited)	62,477,949	$62,478	$6,581,717	$(900,000)	$29,616	$(1,912,684)	$1,566,561	$5,427,688

See accompanying notes to condensed consolidated financial statements

HOME SYSTEM GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Expressed in US dollars)
 (UNAUDITED)
	Six Months Ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(2,062,845)	$1,596,293
Adjustments to reconcile net (loss) income
to net cash (used in) provided by operating activities
Depreciation	249,312	133,084
Provision for stock option costs written back	(34,009)	-
Change in assets and liabilities:
(Increase) decrease in assets
Accounts receivable – trade	2,147,068	4,904,027
Other receivables	(63,223)	-
Prepaid expense	-	(530,941)
Inventories	2,706,643	1,705,178
Trade deposits	434,734	1,831,763
Increase (decrease) in liabilities
Bills payable	2,292,530	-
Accounts payable – trade	(5,945,315)	(109,094)
Accrued expenses and other payables	549,805	-
Employee advances	-	4,391
Taxes payable	(450,912)	456,813
Net cash (used in) provided by operating activities	(176,212)	9,991,514

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(58,466)	(1,869,605)
Cash acquired in merger	-	55,980
Net cash used in investing activities	(58,466)	(1,813,625)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of bank loans	-	(1,745,000)
Increase in restricted cash	(937,512)	-
Net decrease in due to related party	(6,621)	667,680
Net decrease in due from related party	-	(2,519,975)
Increase in due to stockholder	546,300	155,980
Dividend distribution for acquisition	-	(3,000,000)
Net cash used in financing activities	(397,833)	(6,441,315)

EXCHANGE RATE EFFECT ON CASH	26,531	108,475

NET (DECREASE) INCREASE IN CASH	(605,980)	1,845,049

CASH - BEGINNING OF PERIOD	821,074	6,012

CASH - END OF PERIOD	$215,094	$1,851,061

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$27,469	$82,112
Income tax paid	$-	$51,495

Supplemental disclosure of non cash financing
Issuance of common stock for prepaid expenses	$-	$622,500
Proceeds from subscription receivable paid directly for acquisition deposit	$-	$6,575,000

See accompanying notes to condensed consolidated financial statements

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements have been prepared by Home System Group (“HSG”) and Subsidiaries (collectively, the “Company”).  These statements include all adjustments (consisting only of their normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the Form 10-KSB for the year ended December 31, 2007 (“2007 Form 10-KSB”).  Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading.  The Notes to Financial Statements included in the 2007 Form 10-KSB should be read in conjunction with the accompanying interim financial statements.  The interim operating results for the six months ended June 30, 2008 may not be indicative of operating results expected for the full year.

The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company had net loss of $2,062,845 for the six months ended June 30, 2008 and at that date, the Company also had an accumulated deficit of $1,912,684 and current liabilities exceeded current assets by $1,595,873.

Operations to date have been primarily financed by stockholder advances and private equity investments. As a result, the Company's future operations are dependent upon the identification and successful completion of permanent equity investment and/or financing, the continued support of shareholders and ultimately, the achievement of profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to amounts and classification of liabilities that may be necessary should it be unable to continue as a going concern.

NOTE 2 – ORGANISATION AND NATURE OF BUSINESS

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

NOTE 2 – ORGANISATION AND NATURE OF BUSINESS (Continued)

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

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 4 – BASIS OF CONSOLIDATION

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

NOTE 5 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 with earlier adoption encouraged. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. The Company has not yet determined the impact the implementation of SFAS 157 will have on the Company’s non-financial assets and liabilities which are not recognized or disclosed on a recurring basis.  However, the Company does not anticipate that the full adoption of SFAS 157 will significantly impact their consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted SFAS 159 on January 1, 2008, but the implementation of SFAS 159 did not have a significant impact on the Company's financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for the Company beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS 141R on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for the Company beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS 160 on its consolidated financial position, results of operations and cash flows.

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162"). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. FAS 162 is not expected to have an impact on the financial statements.

Recently Issued Accounting Pronouncements

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Application of this FSP is not expected to have a significant impact on the financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company does not currently have any share-based awards that would qualify as participating securities. Therefore, application of this FSP is not expected to have an effect on the Company's financial reporting.

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP 14-1"). FSP 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The FSP includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. FSP 14-1 is not currently applicable to the Company since the Company does not have convertible debt.

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

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 6 –RELATED PARTIES TRANSACTIONS

During the six month periods ended June 30, 2008, the Company had the transactions with certain former related companies in the normal course of business. Those related companies ceased to be related to the Company in August 2007 when two of the Company’s shareholders sold their interests. The value of transactions with those related companies up to June 2007 when they related to the Company are as follows:

	For the six months ended June 30, 2008	For the six months ended June 30, 2007

Sales to the related companies	$-	$115,170,541
Percentage of total net sales	-%	50%
Purchases from the related companies	$-	$6,802,155
Percentage of total purchases	-%	34%
Rental expenses paid to related companies	$-	$230,483
Building management fee paid to related companies	$-	$4,954

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	June 30, 2008	December 31, 2007
At cost:
Plant and machinery	$6,290,190	$6,278,535
Furniture, fixtures and equipment	563,245	87,831

Total	6,853,435	6,366,366

Less: accumulated depreciation	679,374	379,519
Net book value	$6,174,061	$5,986,847

During the three months ended June 30, 2008, depreciation expenses amounted to $102,249, among which $98,166 and $4,063 were recorded as cost of sales and administrative expense respectively.

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended June 30, 2007, depreciation expenses amounted to $68,665, among which $55,755 and $12,910 were recorded as cost of sales and administrative expense respectively.

During the six months ended June 30, 2008, depreciation expenses amounted to $249,312, among which $241,219 and $8,093 were recorded as cost of sales and administrative expense respectively.

During the six months ended June 30, 2007, depreciation expenses amounted to $133,084, among which $107,265 and $25,819 were recorded as cost of sales and administrative expense respectively.

NOTE 8 – ACQUISITION DEPOSIT

The acquisition deposit of $8,024,500 and $7,540,500 as of June 30, 2008 and December 31, 2007 respectively, represented the partial payment of the cash portion of the consideration for the acquisition of Weihe, as further discussed in Note 2. However, the delivery of the Company's stock, which is traded on the OTCBB, has not been recognized as a share exchange consideration by the relevant PRC government authority for the purposes of approval of the ownership transfer of Weihe. On February 7, 2008, the share exchange agreement for the acquisition of Weihe was cancelled. The Company has been in negotiation with the shareholders of Weihe for new terms of the acquisition of Weihe and intends to enter into a new agreement to acquire Weihe. The deposit paid under the original agreement will be applied to the new agreement.

NOTE 9 – RESTRICTED CASH AND BILLS PAYABLE

	June 30, 2008	December 31, 2007

Bank deposits held as collateral for bills payable	$957,025	$-
Bills payable	$2,392,562	$-

The Company is requested by certain of its suppliers to settle amounts owed to such suppliers by the issuance of bills through banks for which the banks undertake to guarantee the Company’s settlement of these amounts at maturity. These bills are interest−free with maturity dates of six months from the date of issuance. As security for the banks’ undertakings, the Company is required to pay the banks’ charges as well as deposit with such banks amounts equal to 40% of the bills’ amount at the time of such issuance.

NOTE 10 – INVENTORIES

Inventories consist of the following:

	June 30, 2008	December 31, 2007
Raw materials	$797,784	$1,695,194
Work in process	1,853,214	2,167,281
Consumable	98,027	70,950
Finished goods	102,415	1,334,303
Total	$2,851,440	$5,267,728

NOTE 11 – SEGMENT REPORTING

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

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes.

	Barbeque set		Skateboards		Other home appliances		Corporate		Total
	For the three months ended June 30, 2008	For the three months ended June 30, 2007	For the three months ended June 30, 2008	For the three months ended June 30, 2007	For the three months ended June 30, 2008	For the three months ended June 30, 2007	For the three months ended June 30, 2008	For the three months ended June 30, 2007	For the three months ended June 30, 2008	For the three months ended June 30, 2007
Net sales	$3,652,866	$11,226,912	$3,125,721	$-	$1,796,531	$-	$-	$-	$8,575,118	$11,226,912
Depreciation and amortization	$59,841	$68,665	$94	$-	$42,314	$-	$-	$-	$102,249	$68,665
Segment (loss)income before income taxes	$(117,911)	$908,780	$45,625	$-	$76,807	$-	$(282,651)	$(242,977)	$(278,130)	$665,803
Capital expenditures	$23,476	$160,887	$-	$-	$6,267	$1,639,387	$-	$-	$29,743	$1,800,274

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Barbeque set		Skateboards		Other home appliances		Corporate		Total
	For the six months ended June 30, 2008	For the six months ended June 30, 2007	For the six months ended June 30, 2008	For the six months ended June 30, 2007	For the six months ended June 30, 2008	For the six months ended June 30, 2007	For the six months ended June 30, 2008	For the six months ended June 30, 2007	For the six months ended June 30, 2008	For the six months ended June 30, 2007
Net sales	$9,085,357	$22,943,679	$4,308,298	$-	$2,859,952	$-	$-	$-	$16,253,607	$22,943,679
Depreciation and amortization	$132,202	$133,084	$188	$-	$116,922	$-	$-	$-	$249,312	$133,084
Segment (loss)income before income taxes	$(1,611,127)	$1,911,753	$141,431	$-	$(57,353)	$-	$(535,796)	$(242,977)	$(2,062,845)	$1,668,776
Capital expenditures	$47,865	$230,218	$-	$-	$10,601	$1,639,387	$-	$-	$58,466	$1,869,605

	As of June 30, 2008	As of December 31, 2007	As of June 30, 2008	As of December 31, 2007	As of June 30, 2008	As of December 31, 2007	As of June 30, 2008	As of December 31, 2007	As of June 30, 2008	As of December 31, 2007

Segment assets	$13,248,540	$13,009,322	$2,803,048	$7,894,668	$5,313,375	$2,274,377	$7,208,205	$8,711,268	$28,573,168	$31,889,635

NOTE 13 – SHIPPING AND HANDLING FEES AND COSTS

The Company follows Emerging Issues Task Force (“EITF”) No. 00-10, Accounting for Shipping and Handling Fees and Costs.  The Company does not charge its customers for shipping and handling.  The Company classifies shipping and handling costs as part of the cost of goods sold which are $300,669 and $264,019 for the six months ended June 30, 2008 and 2007, and $136,478 and $179,213 for the three months ended June 30, 2008 and 2007.

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – TRADE DEPOSITS

Amount represents deposits held by suppliers to be used for future purchases.

NOTE 15 – DUE TO STOCKHOLDER

Amount represents advances from a stockholder as at June 30, 2008.  The amount due is unsecured with no stated interest. Amount of $600,000 is not repayable within twelve months from the balance sheet date which recorded under non-current liabilities and the remaining amount of $ 856,869 is repayable on demand which recorded under current liabilities.

NOTE 16 – STOCK OPTIONS

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility of 161%, and a risk-free interest rate of 4.2%. In determining volatility of the Company’s options, the Company used the average volatility of the Company’s stock.

On August 7, 2007, the Company granted to the audit committee chairman and a director of the Company an option to purchase 100,000 shares of the Company’s common stock at an exercise price of $6.00 per share.  One-third of the option vested immediately, with the remaining portion vesting as follows: one-third on July 7, 2008 and one-third on July 7, 2009. The vesting of the option is contingent on continued participation as a Board of Director. The option expires in ten years. Based on the Black-Scholes option pricing model, the entire option was valued at $204,054. One-third of the value of the issuance was expensed immediately as it vested, with the remaining amount expensed monthly over the vesting period. By a resolution of all directors dated April 29 2008, the service agreement with the chairman of the audit committee was terminated.  Accordingly, 16,667 option shares not yet vested will be cancelled.

The following table summarizes all Company stock option transactions between January 1, 2008 and June 30, 2008:

	Share options under option scheme	Provision of option shares	Exercise Price per Common Share Range
Balance, January 1, 2008	100,000	50,000	$6.00
Written back on termination of services	(66,667)	(16,667)	6.00
Balance, June 30, 2008	33,333	33,333

The following table provides certain information with respect to the above referenced options outstanding at June 30, 2008:

Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life Years

$6	$6	9.1

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – NOTE RECEIVABLE ON STOCK ISSUANCE

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

NOTE 18– INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with SFAS No. 109. No United States Income Tax and Hong Kong Profits Tax have been provided in the financial statements as no income was arised from the United States and Hong Kong companies during the period.

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

NOTE 19 – WARRANTY

The Company accrues an estimate of its exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability annually and adjusts the amount as necessary.  The warranty liability is included in accrued expenses in the accompanying balance sheet.    During the three months ended June 30, 2008, the Company decided not to provide the warranty and guarantee to the customers since the Company provided good quality products to customers. As at June 30, 2008, there is no warranty liability recorded in the balance sheet.  Changes in the Company’s warranty liability were as follows:

	Six months ended June 30, 2008	Six months ended June 30, 2007
Warranty accrual, beginning of period	$22,688	$24,025
Warranty accrued during the period	-	109,200
Adjustments to pre-existing accruals	(19,727)	-
Actual warranty expenditures	-	(26,265)
Warranty, end of period	$2,961	$106,960

NOTE 20 – CONCENTRATIONS, RISK AND UNCERTAINTIES

The Company has the following concentrations of business with each customer constituting greater than 10% of the Company’s sales:

	Three months ended June 30		Six months ended June 30
	2008	2007	2008	2007
Company A	98%	68%	97%	50%

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has the following concentrations of accounts receivable constituting greater than 10% of the Company’s accounts receivable:

	As at June 30,
	2008	2007
Company A	89%	21%

This concentration makes the Company vulnerable to a near-term severe impact should the relationships be terminated.

The Company has the following concentrations of business with each supplier constituting greater than 10% of the Company’s purchases:

	Three months ended June 30		Six months ended June 30
	2008	2007	2008	2007
Company B	26%	-	23%	-
Company A	-	72%	-	55%
Company C	-	3%	-	11%

NOTE 21 –FIXED PRICE STANDBY EQUITY DISTRIBUTION AGREEMENT

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

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of
June 30, 2008
December 31,
2008	$378,510
2009	751,264
2010	748,385
2011	436,840
2012	47,589

$2,362,588

Rental expenses were $184,031 and $94,970 for the three months ended June 30, 2008 and 2007. Rental expenses were $358,575 and $230,479 for the six months ended June 30, 2008 and 2007, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

Safe Harbor Regarding Forward-Looking Statements

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Overview

Home System Group is a Nevada holding company with two China-based operating subsidiaries, Oceanic International (Hong Kong), Ltd., a Hong Kong company, or OCIL, and Oceanic Well Profit, Inc., a PRC company, or Well Profit.  OCIL and Well Profit are primarily engaged in the production of a variety of small household appliances, including stainless steel gas grills and ovens, gas and electric heaters and residential water pumps.  OCIL sales are mainly derived from exports, whereas Well Profit’s sales are largely derived from PRC manufacturing operations.  Our products are sold through distributors to retailers in the United States, Europe, Australia and China.

The Company’s financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company had net loss of $2,062,845 for the six months ended June 30, 2008 and at that date, the Company also had an accumulated deficit of $1,912,684 and current liabilities exceeded current assets by $1,595,873.

Operations to date have been primarily financed by stockholder advances and private equity investments. As a result, the Company's future operations are dependent upon the identification and successful completion of permanent equity investment and/or financing, the continued support of shareholders and ultimately, the achievement of profitable operations.

Results of Operations

Results of Operations

Comparison of Three-Month and Six-Month Periods ended June 30, 2008 and June 30, 2007

The following table summarizes the results of our operations during the three-month and six-month periods ended on June 30, 2008 and 2007, and provides information regarding the dollar and percentage increase or (decrease) of the three-month and six-month periods ended June 30, 2008, compared to the three-month and six-month periods ended on June 30, 2007.

(all amounts, other than percentages, in U.S. dollars)

	Three-Month	Three-Month	Dollar ($)	Percentage
	Period Ended	Period Ended	Increase	Increase
	June 30, 2008	June 30, 2007	(Decrease)	(Decrease)

Sales revenue	8,575,118	11,226,912	(2,651,794)	(23.6%)
Costs of goods sold	8,124,279	9,783,876	(1,659,597)	(17.0%)
Gross profit	450,839	1,443,036	(992,197)	(68.8%)
General and administrative expenses	780,236	784,488	(4,252)	(0.5%)
Income from operation	(329,397)	658,548	(987,945)	(150.0%)
Other income	51,267	7,255	44,012	606.6%
Net income (loss)	(278,130)	664,412	(942,542)	(141.9%)

(All amounts, other than percentages, in U.S. dollars)

	Six-Month	Six-Month	Dollar ($)	Percentage
	Period Ended	Period Ended	Increase	Increase
	June 30, 2008	June 30, 2007	(Decrease)	(Decrease)

Sales revenue	16,253,607	22,943,679	(6,690,072)	(29.2%)
Costs of goods sold	16,772,303	19,942,630	(3,170,327)	(15.9%)
Gross profit	(518,696)	3,001,049	(3,519,745)	(117.3%)
General and administrative expenses	1,617,324	1,339,709	277,615	20.7%
Income from operation	(2,102,011)	1,661,340	(3,763,351)	(226.5%)
Other expense	39,166	7,436	31,730	426.7%
Net income (loss)	(2,062,845)	1,596,293	(3,659,138)	(229.2%)

Sales Revenue. We generated revenues of $8,575,118 for the three months ended June 30, 2008, a decrease of $2,651,794 (or approximately 23.6%), compared to $11,226,912 for the three months ended June 30, 2007. The decrease in revenue was primarily attributable to revenue reduction from OCIL, our exporting subsidiary.  The strict exporting regulation adversely affected our overseas deliveries.  Additionally, the slow US economy also constrains our customers’ purchase abilities, which negatively affected demand for our products.  We expect this trend to continue in the third quarter of 2008.

Sales Revenues were $16,253,607 for six months ended June 30, 2008, a decrease of $6,690,072 (or approximately 29.2%) from revenues of $22,943,679 for the six months ended June 30, 2007. The decrease of sales revenues for six months ended June 30, 2008 was primarily due to revenue reduction from OCIL, one of our subsidiaries; additionally, Well Profit, the other subsidiary, experienced a decline in sales due to its focus on the restructure and consolidation of its production lines in order to enhance producing efficiency for the first half of year 2008, which negatively affected its ability to negotiate additional orders. The restructuring and consolidating activities are complete; therefore, the company expects that in the second half of year 2008, this subsidiary will begin increasing sales.

Costs of Sales. The cost of sales was $8,124,279 in the three months ended June 30, 2008, a decrease of $1,659,597 (or approximately 17.0%) from the cost of sales of $9,783,876 in the three months ended June 30, 2007.  The decrease was primarily due to the decrease in our sales volumes.

The cost of sales was $16,772,303 for six months ending June 30, 2008, a decrease of $3,170,327 (or approximately 15.9%) from the cost of sales of $19,942,630 for the six months ended June 30, 2007.  The decrease in the cost of our sales resulted primarily from the decrease in our sales volumes and an increase in raw material cost.

Gross Profit.  Our gross profit for the three months ended June 30, 2008 was $450,839, compared to $1,443,036 for the three months ended June 30, 2007, a decrease of $992,197, or 68.8%. Our gross profit margin for the three months ended June 30, 2008 was 5.3%, compared to 12.9% for three months ended June 30, 2007.

Our gross profit for the six months ending June 30, 2008 was $(518,696), compared to $3,001,049 for the six months ended June 30, 2007; there is a decrease of $3,519,745, or 117.3%.  Gross profit margin for the six months ended June 30, 2008 was, (3.2%), compared to 13.1% for the same period in 2007. Both decreases were due to the decrease in sales volumes and an increase in raw material cost.

General and Administrative Expenses. General and administrative expenses consist of the costs associated with staff and support personnel who manage our business activities and professional fees paid to third parties.  General and administrative expenses were $780,236 for the three months ended June 30, 2008, a decrease of $4,252 (or approximately 0.5%) from $784,488 incurred during the three months ended June 30, 2007. The Gerneral and Administrative Expenses are relatively fixed; therefore, compared the Gerneral and Administrative Expenses of 2007 with 2008, there is no significant change.

General and administrative expenses were $1,617,324 for the six months ended June 30, 2008, an increase of $277,615 (or approximately 20.7%) from the general and administrative expenses of $1,339,709 during the comparable period in 2007. This increase was mainly due to the compensation expense associated with a bonus of double salary to all employees as a Chinese New Year bonus paid during the first quarter of 2008.

Income from Operations. Loss from operations was $329,397 during the three months ended June 30, 2008, a decrease of $987,945 from the income from operations of $658,548 during the three months ended June 30, 2007.

For the six months ended June 30, 2008, loss from operations was $2,102,011, an decrease of $3,763,351 from income from operations of $1,661,340 during the comparable period in 2007.

Other Income. Other income was $51,267 for the three months ended June 30, 2008, an increase of $44,012 from $7,255 for the three months ended June 30, 2007.  Other income was $39,166 for the six months ended June 30 2008, an increase of $31,730 from $7,436 during the comparable period of 2007. The increase is primarily due to income associated with losses from the sale of company’s leftover raw material.

Net Income (Loss). Net loss of $278,130 was incurred for the three months ended June 30, 2008; a decrease of $942,542 from net income of $664,412 earned during the three months ended June 30, 2007. Net loss of $2,062,845 was incurred for the six months ended June 30, 2008, a decrease of $3,659,138 from net income of $1,596,293 earned in the comparable period of 2007. The decreases in net income was primarily due to the reasons mentioned above.

Working Capital Requirements

Historically operations, short term financing and the sale of our company stock have been sufficient to meet our cash needs.  Recent operating losses have placed in increased burden on our need for working capital.  The company believes that its cash balances are sufficient to fund operations until the company generates operating gain in the future.  However, our actual working capital needs for the long and short term will depend upon numerous factors, including operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Future expansion will be limited by the availability of financing products and raising capital.

Liquidity and Capital Resources

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $215,094 at June 30, 2008 and current assets totaled $14,374,607 at June 30, 2008. The Company's total current liabilities were $15,970,480 at June 30, 2008. During the six months ended June 30, 2008 and 2007, net cash provided by (used in) operating activities were $(176,212) and $9,991,514, respectively.

Net cash used in investing activities totaled $58,466 for the six months ended June 30, 2008, compared with $1,813,625 for the same period ended June 30, 2007.

Net cash used in financing activities totaled $397,833 for the six months ended June 30, 2008 compared with $644,315 for the same period ended June 30, 2007. The net cash change was $605,980 decrease and $1,845,049 increase for the six months ended June 30, 2008 and 2007, respectively.

We will continue to evaluate alternative sources of capital to meet our growth requirements, including other asset or debt financing, issuing equity securities and entering into other financing arrangements. There can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to us.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

 Item 4T. Evaluation of Disclosure Controls and Procedures

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

As required by Rule 13a-15 under the Exchange Act, under the supervision and with the participation of our management, including Weiqiu Li our President and Chief Executive Officer and Kinwai Cheung, our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, Messrs. Li and Cheung concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Controls over Financial Reporting

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

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.

None.

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

Well Profit sells the vast majority of its products to Hengbao, Rich Empire and Baochang, its exclusive distributors, through an unwritten commercial arrangement between Well Profit and each of them.  Hengbao is indirectly owned by Oceanic PRC, which until March 2007, was indirectly owned and controlled by Mr. Weiqiu Li, our director and Chief Executive Officer.  During the fiscal year ended December 31, 2007, Hengbao, Rich Empire and Baochang were responsible for 69%, 22% and 5%, respectively, of Well Profit’s sales revenues.  In addition, for the fiscal years ended December 31, 2007 and 2006, our sales to Hengbao, Rich Empire and Baochang accounted for $8,772,569, or 97% of our receivables, all of which remains outstanding as at December 31, 2007, with no stated interest rate or repayment terms.  Since Well Profit accounted for 71% of our sales during the fiscal year ended December 31, 2007, its concentration of sales with Hengbao, Rich Empire and Baochang makes us vulnerable to any changes in the business environment in which they operate.  Any adverse effects on their business and operations may adversely affect our business and operations.

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

In connection with their review of our internal controls over financial reporting, our management concluded that there were several significant deficiencies, that when combined, resulted in a material weakness in our internal controls over our ability to produce financial statements free from material misstatements.  This material weakness resulted from the combination of the following significant deficiencies: (a) lack of timely identification, research and resolution of accounting issues and lack of  documentation of consideration of recent accounting pronouncements; (b) lack of documentation and review of financial information by our accounting personnel with direct oversight responsibility, and lack of analysis and reconciliation of certain accounts on a periodic basis, and the failure of the accounting system to provide information related to expenditures on a project-by-project basis; (c) absence of documented controls over our related party transactions; and (d) lack of technical accounting expertise among senior financial staff regarding US GAAP and the requirements of the PCAOB, and regarding the preparation of draft financial statements. Our management has recommended that we address these deficiencies by (1) restructuring of our relationships with related parties to address our controls over related party transactions, (2) hiring additional accounting personnel to assist us in the timely identification, research and resolution of accounting issues and with our documentation processes, (3)  hiring additional high-level accounting personnel with experience in US GAAP to monitor all financial and accounting affairs throughout the Company and (3) engaging a third-party accounting firm to assist management in evaluating complex accounting issues on an as-needed basis.  We believe that these steps will correct the material weaknesses described above, however, our failure to fully remediate it could result in an adverse reaction in the financial marketplace, which could negatively impact the market price of our shares.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

Exhibit No.	Title of Document

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

HOME SYSTEM GROUP

Date: August 13, 2008	By:	/s/ Wei Qiu Li
Wei Qiu Li
Chief Executive Officer

Date: August 13, 2008	By:	/s/ Kin Wai Cheung
Kin Wai Cheung
Chief Financial Officer (Principal Financial and Accounting Officer)