Form 10-Q
period 2008-09-30
Home System Group
filed 2008-11-19
CIK 1172319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number:  000-49770

Home System Group
(Exact name of registrant as specified in its charter)

Nevada	43-1954776
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Oceanic Industry Park, Sha Gang Highway, Gang Kou Town	528447
Zhongshan City, Guangdong
People's Republic of China
(Address of principal executive offices)	(Zip Code)

(86 755) 8357-0142
 (Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ]No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.Large accelerated filer [   ]Accelerated filer  [   ]Non-accelerated filer  [   ]
Smaller Reporting Company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [   ]No  [ x ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 17, 2008
Common Stock, $0.001 par value per share	295,686,713 shares

HOME SYSTEM GROUP
FORM 10-Q

Except as otherwise required by the context, all references in this report to "we", "us”, "our",  or "Company" refer to the consolidated operations of Home System Group, a Nevada corporation, and its wholly owned subsidiaries.

Item 1. Financial Statements.

HOME SYSTEM GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2008 AND 2007

(UNAUDITED)

C O N T E N T S

PAGE

CONDENSED CONSOLIDATED BALANCE SHEETS	1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS /INCOME AND COMPREHENSIVE (LOSS) INCOME	2

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY	3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	5 - 18

HOME SYSTEM GROUP AND SUBSIDIARIES
CONDSENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(Expressed in US dollars except for number of shares)

	September 30,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$619,077	$821,074
Accounts receivable – trade	8,884,688	10,706,256
Other receivables	1,221,343	1,056,946
Inventories	3,263,244	5,267,728
Acquisition deposits	8,046,500	-
Trade deposits	-	434,734
Income tax refundable	-	75,550
TOTAL CURRENT ASSETS	22,034,852	18,362,288

Acquisition deposits	-	7,540,500
Property, plant and equipment – net	6,120,832	5,986,847

TOTAL ASSETS	$28,155,684	$31,889,635

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable – trade	$9,260,170	$15,497,372
Accrued expenses and other payables	5,361,725	1,411,351
Taxes payable	205,302	802,054
Due to a stockholder – current portion	675,122	304,366
TOTAL CURRENT LIABILITIES	15,502,319	18,015,143

NON-CURRENT LIABILITIES
Due to a stockholder – non-current portion	600,000	600,000
Notes payable	6,575,000	6,575,000

TOTAL LIABILITIES	$22,677,319	$25,190,143

STOCKHOLDERS' EQUITY

COMMON STOCK - $0.001 par value; 200,000,000 shares
authorized, 62,477,949 shares issued and outstanding	$62,478	$62,478

ADDITIONAL PAID-IN CAPITAL	6,581,717	6,615,726

NOTE RECEIVABLE ON STOCK ISSUANCE	(900,000)	(900,000)

STATUTORY RESERVES	29,616	29,616

(ACCUMULATED DEFICIT) RETAINED EARNINGS	(2,063,722)	150,161

CUMULATIVE TRANSLATION ADJUSTMENT	1,768,276	741,511

TOTAL STOCKHOLDERS' EQUITY	$5,478,365	$6,699,492

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,155,684	$31,889,635

See accompanying notes to condensed consolidated financial statements

HOME SYSTEM GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS /INCOME
AND COMPREHENSIVE (LOSS) INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Expressed in US dollars except for number of shares)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

NET SALES	$4,211,095	$2,862,340	$20,464,702	$25,806,019
Cost of sales	4,048,717	2,803,828	20,821,020	22,746,458
GROSS (LOSS) PROFIT	162,378	58,512	(356,318)	3,059,561

OPERATING EXPENSES
Provision for stock option costs written back	-	-	(34,009)	-
General selling and administrative expenses	704,796	803,349	2,322,120	2,143,058
	704,796	803,349	2,288,111	2,143,058

(LOSS) INCOME FROM OPERATIONS	(542,418)	(744,837)	(2,644,429)	916,503

OTHER (EXPENSE) INCOME
Finance costs	-	(146,096)	-	(146,673)
Other (expenses) /income	371,838	13,401	371,838	13,401
Interest expenses	-	(5,872)	(27,835)	2,141
Interest income	19,542		86,543
TOTAL OTHER (EXPENSE) INCOME	391,380	(138,567)	430,546	(131,131)

(LOSS) INCOME BEFORE INCOME TAXES	(151,038)	(883,404)	(2,213,883)	785,372

INCOME TAXES	-	72,993	-	510

NET (LOSS) INCOME	$(151,038)	$(810,411)	$(2,213,883)	$785,882

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	201,715	96,094	1,026,765	303,928

COMPREHENSIVE (LOSS) INCOME	$50,677	$(714,317)	$(1,187,118)	$1,089,810

(LOSS) EARNINGS PER SHARE
-BASIC	$(0.002)	$(0.013)	$(0.035)	$0.013
-DILUTED	$(0.002)	$(0.013)	$(0.035)	$0.013

WEIGHTED AVERAGE NUMBER OF SHARES
-BASIC	62,477,949	62,466,862	62,477,949	60,166,643
-DILUTED	62,477,949	62,466,862	62,477,949	60,166,643

See accompanying notes to condensed consolidated financial statements

HOME SYSTEM GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2007 AND NINE MONTHS ENDED SEPTEMBER 30, 2008
(Expressed in US dollars except for number of shares)

				Note		Retained
	Number of		Additional	Receivable		Earnings /	Cumulative
	Shares of	Common	Paid-in	On Stock	Statutory	(Accumulated	Translation
	Common Stock	Stock	Capital	Issuance	Reserves	Deficit)	Adjustment	Total
BALANCES AT DECEMBER 31, 2006 (audited)	42,500,000	$42,500	$3,709,025	$-	$-	$118,249	$99,363	$3,969,137

Effects of reverse merger	19,797,949	19,798	2,032,355	-	-	-	-	2,052,153

Notes receivable on acquisition merger	-	-	-	(900,000)	-	-	-	(900,000)

Issuance of common stock for prepaid expenses	150,000	150	622,350	-	-	-	-	622,500

Issuance of common stock for employees	30,000	30	149,970	-	-	-	-	150,000

Stock options costs	-	-	102,026	-	-	-	-	102,026

Appropriation to reserves	-	-	-	-	29,616	(29,616)	-	-

Cumulative translation adjustment	-	-	-	-	-	-	642,148	642,148

Net income for the year	-	-	-	-	-	61,528	-	61,528

BALANCES AT DECEMBER 31, 2007- (audited)	62,477,949	$62,478	$6,615,726	$(900,000)	$29,616	$150,161	$741,511	$6,699,492

Translation adjustment	-	-	-	-	-	-	1,026,765	1,026,765

Provision for stock option costs written back	-	-	(34,009)	-	-	-	-	(34,009)

Net (loss) for the period	-	-	-	-	-	(2,213,883)	-	(2,213,883)

BALANCE AT SEPTEMBER 30, 2008 -(unaudited)	62,477,949	$62,478	$6,581,717	$(900,000)	$29,616	$(2,063,722)	1,768,276	5,478,365

See accompanying notes to condensed consolidated financial statements

HOME SYSTEM GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Expressed in US dollars)
 (UNAUDITED)

	Nine Months Ended September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(2,213,883)	$785,882
Adjustments to reconcile net income
to net cash provided by (used in) operating activities
Depreciation	353,960	285,905
Overprovision for stock-based compensation	(34,009)	652,438
Change in assets and liabilities:
(Increase) decrease in assets
Accounts receivable	2,361,969	4,777,857
Other receivables	(84,341)	(28,325)
Inventories	2,302,408	(697,066)
Trade deposits	434,734	(11,195)
Increase (decrease) in liabilities		-
Accounts payable	(7,618,621)	1,182,606
Other payables and accrued expenses	4,246,328	1,549,453
Employee advances	-	(406,102)
Taxes payable	(540,483)	(123,891)

Net cash provided by (used in) operating activities	(791,938)	7,967,562

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(92,917)	(1,848,368)
Cash acquired in merger	-	55,980
Acquisition deposit	-	(7,574,800)

Net cash used in investing activities	(92,917)	(9,367,188)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds/ (repayment) of bank loans	-	(1,745,000)
Proceeds from note payable	-	6,575,000
Net (decrease) increase in due to related party	(6,621)	(460,690)
Increase in due to stockholder	662,767	266,043
Dividend distribution for acquisition	-	(3,000,000)

Net cash provided by financing activities	656,146	1,635,353

EXCHANGE RATE EFFECT ON CASH	26,712	3,629

NET INCREASE IN CASH	(201,997)	239,356

CASH - BEGINNING OF YEAR/PERIOD	821,074	6,012

CASH - END OF YEAR/PERIOD	$619,077	$245,368

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Cash paid during the period for:
Interest	$27,469	$82,112
Income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements have been prepared by Home System Group (“HSG”) and Subsidiaries (collectively, the “Company”).  These statements include all adjustments (consisting only of their normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the Form 10-KSB for the year ended December 31, 2007 (“2007 Form 10-KSB”).  Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading.  The Notes to Financial Statements included in the 2007 Form 10-KSB should be read in conjunction with the accompanying interim financial statements.  The interim operating results for the nine months ended September 30, 2008 may not be indicative of operating results expected for the full year.

The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company had net loss of $2,213,883 for the nine months ended September 30, 2008 and at that date, the Company also had an accumulated deficit of $2,063,722 and current liabilities exceeded current assets by $1,513,967.

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

Trade accounts receivable

Trade accounts receivable are stated at cost, net of allowance for doubtful accounts. Based on the above assessment, during the reporting years, the management establishes the general provisioning policy to make allowance. There are no  allowance for doubtful accounts as at September 30, 2008 and December 31, 2007 respectively.

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

Recently Issued Accounting Pronouncements

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

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60 (SFAS 163). This statement clarifies accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. SFAS 163 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2008. Because the Company does not issue financial guarantee insurance contracts, the Company does not expect the adoption of this standard to have an effect on our financial position or results of operations.

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 6 –RELATED PARTIES TRANSACTIONS

During the nine month periods ended September 30, 2008, the Company had the transactions with certain former related companies in the normal course of business. Those related companies ceased to be related to the Company in August 2007 when two of the Company’s shareholders sold their interests. The value of transactions with those related companies up to June 2007 when they related to the Company are as follows:

	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007

Sales to the related companies	$-	$9,722,473
Percentage of total net sales	-%	24%
Purchases from the related companies	$-	$4,276,390
Percentage of total purchases	-%	11%
Rental expenses paid to related companies	$-	$230,483
Building management fee paid to related companies	$-	$4,954

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	September 30, 2008	December 31, 2007
At cost:
Plant and machinery	$6,333,806	$6,278,535
Furniture, fixtures and equipment	502,357	87,831

Total	6,836,163	6,366,366

Less: accumulated depreciation	715,331	379,519
Net book value	$6,120,832	$5,986,847

During the three months ended September 30, 2008, depreciation expenses amounted to $104,648, among which $100,455 and $4,193 were recorded as cost of sales and administrative expense respectively.

During the three months ended September 30, 2007, depreciation expenses amounted to $113,810, among which $78,542 and $35,268 were recorded as cost of sales and administrative expense respectively.

During the nine months ended September 30, 2008, depreciation expenses amounted to $353,960, among which $341,674 and $12,286 were recorded as cost of sales and administrative expense respectively.

During the nine months ended September 30, 2007, depreciation expenses amounted to $285,905, among which $230,733 and $55,172 were recorded as cost of sales and administrative expense respectively.

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – ACQUISITION DEPOSIT

The acquisition deposit of $8,046,500 and $7,540,500 as of September 30, 2008 and December 31, 2007 respectively, represented the partial payment of the cash portion of the consideration for the acquisition of Weihe, as further discussed in Note 2. However, the delivery of the Company's stock, which is traded on the OTCBB, has not been recognized as a share exchange consideration by the relevant PRC government authority for the purposes of approval of the ownership transfer of Weihe. On February 7, 2008, the share exchange agreement for the acquisition of Weihe was cancelled. The Company has been in negotiation with the shareholders of Weihe for new terms of the acquisition of Weihe and intends to enter into a new agreement to acquire Weihe. The deposit paid under the original agreement will be applied to the new agreement.

NOTE 9 – RESTRICTED CASH AND BILLS PAYABLE

There is no restricted cash and bills payable as at September 30, 2008 and December 31, 2007.

NOTE 10 – INVENTORIES

Inventories consist of the following:

	September 30, 2008	December 31, 2007
Raw materials	$1,198,883	$1,695,194
Work in process	1,787,508	2,167,281
Consumable	84,104	70,950
Finished goods	192,749	1,334,303

Total	$3,263,244	$5,267,728

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

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes.

	Barbeque set		Skateboards		Other home appliances			Corporate		Total
	For the three months ended September 30, 2008	For the three months ended September 30, 2007	For the three months ended September 30, 2008	For the three months ended September 30, 2007	For the three months ended September 30, 2008	For the three months ended September 30, 2007		For the three months ended September 30, 2008	For the three months ended September 30, 2007	For the three months ended September 30,2008	For the three months ended September 30, 2007
Net sales	$40,393	$551,330	$1,571,614	$2,202,976	$2,599,088		$108,034	$-	$-	$4,211,095	$2,862,340
Depreciation and amortization	$998	$10,325	$38,823	$117,652	$64,827		$24,844	$-	$-	$104,648	$152,821
Segment (loss) income before income taxes	$211	$(190,958)	$8,214	$37,436	$13,584		$2,385	$(173,047)	$(732,267)	$(151,038)	$(883,404)
Capital expenditures	$-	$23,037	$-	$2,846	$34,451	$		$-	$-	$34,451	$25,883

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Barbeque set		Skateboards		Other home appliances		Corporate		Total
	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007
Net sales	$9,125,750	$23,495,009	$5,879,912	$2,202,976	$5,459,040	$108,034	$-	$-	$20,464,702	$25,806,019
Depreciation and amortization	$133,200	$143,409	$39,011	$117,652	$181,749	$24,844	$-	$-	$353,960	$285,905
Segment (loss) income before income taxes	$(1,610,916)	$1,720,795	$149,645	$37,436	$(43,769)	$2,385	$(708,843)	$(975,244)	$(2,213,883)	$785,372
Capital expenditures	$47,865	$180,868	$-	$-	$45,052	$1,667,500	$-	$-	$92,917	$1,848,368

	As of September 30, 2008	As of December 31, 2007	As of September 30, 2008	As of December 31, 2007	As of September 30, 2008	As of December 31, 2007	As of September 30, 2008	As of December 31, 2007	As of September 30, 2008	As of December 31, 2007

Segment assets	$13,052,975	$3,195,451	$2,762,073	$7,894,668	$5,234,141	$2,274,377	$7,106,495	$8,711,268	$28,155,684	$31,889,635

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – SHIPPING AND HANDLING FEES AND COSTS

The Company follows Emerging Issues Task Force (“EITF”) No. 00-10, Accounting for Shipping and Handling Fees and Costs.  The Company does not charge its customers for shipping and handling.  The Company classifies shipping and handling costs as part of the cost of goods sold which are $373,553 and $303,422 for the nine months ended September 30, 2008 and 2007, and $72,884 and $39,403 for the three months ended September 30, 2008 and 2007.

NOTE 14 – TRADE DEPOSITS

Amount represents deposits held by suppliers to be used for future purchases.

NOTE 15 – DUE TO STOCKHOLDER

Amount represents advances from a stockholder as at June 30, 2008.  The amount due is unsecured with no stated interest. Amount of $600,000 is not repayable within twelve months from the balance sheet date which recorded under non-current liabilities and the remaining amount of $ 675,122 is repayable on demand which recorded under current liabilities.

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

The following table summarizes all Company stock option transactions between January 1, 2008 and September 30, 2008:

	Share options under option scheme	Provision of option shares	Exercise Price per Common Share Range
Balance, January 1, 2008	100,000	50,000	$6.00
Written back on termination of services	(66,667)	(16,667)	6.00
Balance, September 30, 2008	33,333	33,333

The following table provides certain information with respect to the above referenced options outstanding at September 30, 2008:

Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life Years

$6	$6	8.9

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

NOTE 19 – WARRANTY

The Company accrues an estimate of its exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability annually and adjusts the amount as necessary.  The warranty liability is included in accrued expenses in the accompanying balance sheet.    During the three months ended June 30, 2008, the Company decided not to provide the warranty and guarantee to the customers since the Company provided good quality products to customers. As at September 30, 2008, there is no warranty liability recorded in the balance sheet.  Changes in the Company’s warranty liability were as follows:

	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Warranty accrual, beginning of period	$22,688	$24,025
Warranty accrued during the period	-	116,361
Adjustments to pre-existing accruals	(22,688)	(16,406)
Actual warranty expenditures	-	(26,265)

Warranty, end of period	$-	$97,715

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – CONCENTRATIONS, RISK AND UNCERTAINTIES

The Company has the following concentrations of business with each customer constituting greater than 10% of the Company’s sales:

	Three months ended September 30		Nine months ended September 30
	2008	2007	2008	2007
Company A	88%	75%	96%	53%

The Company has the following concentrations of accounts receivable constituting greater than 10% of the Company’s accounts receivable:

	As at September 30,
	2008	2007
Company A	95%	78%
	-%	10%

This concentration makes the Company vulnerable to a near-term severe impact should the relationships be terminated.

The Company has the following concentrations of business with each supplier constituting greater than 10% of the Company’s purchases:

	Three months ended September 30		Nine months ended September 30
	2008	2007	2008	2007
Company B	13%	-	22%	-
Company C	-	-	-	22%

During the nine months ended September 30, 2007, the Company purchased 22% of its raw materials from Company C.

NOTE 21 –NOTES PAYABLE AND FIXED PRICE STANDBY EQUITY DISTRIBUTION AGREEMENT

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

On February 7, 2008, the Company cancelled the Fixed Price Standby Equity Distribution Agreement with the investors and the amount received to be refunded has been reflected as “Notes Payable” and recorded as non-current liabilities. The Company negotiated with the investors and the investors plan to invest to the Company in future and this amount will ultimately be transferred to equity.

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

As of
September 30, 2008
December 31,
2008	$192,516
2009	764,210
2010	761,282
2011	444,368
2012	48,409

$2,210,785

Rental expenses were $209,947 and $252,136 for the three months ended September 30, 2008 and 2007. Rental expenses were $568,522 and $134,616 for the nine months ended September 30, 2008 and 2007, respectively.

NOTE 23 – SUBSEQUENT SETTLEMENT

On October 1, 2008, the Company completed its acquisition of 100% of Asia Forever in cash transaction amounting $39,473,684 (RMB 270,000.000).

HOME SYSTEM GROUP, INC.

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

HOME SYSTEM GROUP, INC.

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The following unaudited pro forma financial statements for Home System Group Inc. (“HSG” or “the Company”) have been prepared to illustrate the acquisition of Asia Forever Investment Limited on September 2008 by HSG and the acquisition of Zhongshan Weihe Electrical Appliances Co., Limited (“Weihe”) by Asia Forever on July 1, 2008.

The acquisition of Asia Forever Investment Limited by HSG on October 1, 2008

The following pro forma consolidated condensed statements of operations for the nine months ended September 30, 2008 and reflect the financial results of Asia Forever as if the acquisition had occurred retroactively.

On October 1, 2008, the Company completed its acquisition of 100% of Asia Forever in cash transaction amounting $39,473,684 (RMB 270,000.000).

The acquisition of Zhongshan Weihe Electrical Appliances Co., Limited.

The following pro forma consolidated condensed statements of operations for the nine months ended September 30, 2008 and reflect the financial results of Weihe as if the acquisition had occurred retroactively.

On September 1, 2008, Asia Forever completed its acquisition of 100% of Weihe in cash transaction amounting $728,396 (RMB 5,000.000).

The unaudited pro forma financial information

The unaudited pro forma financial information combines the historical financial information of the Company, Asia Forever and Weihe as of September 30, 2008 and for the nine months ended September 30, 2008. The unaudited pro forma balance sheet assumes the acquisitions were completed on September 30, 2008. The unaudited pro forma statements of operations give effect to the acquisitions as if the and acquisitions had been completed on January 1, 2008.

These unaudited pro forma financial statements are for information purposes only. They do not purport to indicate the results that would have actually been obtained had the merger and acquisitions been completed on the assumed dates or for the periods presented, or which may be realized in the future. The accounting adjustments reflected in these unaudited pro forma consolidated financial statements included herein are preliminary and are subject to change. The accompanying notes are an integral part of these pro forma consolidated financial statements.

HOME SYSTEM GROUP, INC.

UNAUDITED PRO FORMA CONSOLIDATED PROFIT AND LOSS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

	Zhongshan Weihe Electrical Appliances Co., Limited	Asia Forever Limited	Home System Group	Pro Forma Adjustment	Pro Forma Total

NET SALES	$34,716,997	$-	$20,464,702.00	$	$55,181,699
Cost of sales	29,192,227	-	20,821,020.00		50,013,247
GROSS PROFIT (LOSS)	5,524,771	-	(356,318.00)		5,168,453

OPERATING EXPENSES
Provision for stock option costs written back	-	-	(34,009.00)		(34,009)
General and administrative expenses	1,657,860	256	2,322,120.00		3,980,236
	1,657,860	256	2,288,111.00		3,946,227

INCOME (LOSS) FROM OPERATIONS	3,866,911	(256)	(2,644,429.00)		1,222,226

OTHER INCOME (EXPENSE)
Other income	27,432	-	371,838.00		399,270
Finance costs	(399,568)	-	(27,835.00)		(427,403)
Interest income	-	-	86,543.00		86,543
	(372,136)	-	430,546.00		58,410
INCOME (LOSS) BEFORE INCOME TAXES	3,494,775	(256)	(2,213,883.00)		1,280,636

INCOME TAXES - CURRENT	(971,138)	-	-		(971,138)

NET INCOME (LOSS)	$2,523,637	$(256)	$(2,213,883.00)	$	$309,498

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE			(0.02)		0.01

BASIC AND DILUTED WEIGHTED AVERAGE PER SHARE			62,447,949.00		62,447,949

HOME SYSTEM GROUP, INC.

UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
AS AT SEPTEMBER 30, 2008
	Zhongshan Weihe Electrical Appliances Co., Limited		Asia Forever Investment Limited		Pro forma Adjustment	Consolidation	Home System Group		Pro forma Adjustment	Pro Forma Total
CURRENT ASSETS
Cash and cash equivalent	$3,084,808		$1,025			$3,085,833	$619,077			$3,704,910
Restricted cash	-					-	-			-
Account receivable - trade	5,339,719					5,339,719	8,884,688			14,224,407
Inventories	12,183,829					12,183,829	3,263,244			15,447,073
Other receivables and prepayments	3,222,413					3,222,413	1,221,343			4,443,756
Prepaid land use rights - current portion	-
Loans receivables	-
Due from related company	-
Investment in subsidiary	-			(1)	728,396	728,396	-	(3)	39,473,684	-
				(2)	(728,396)	(728,396)	-	(4)	(39,473,684)
Goodwill	-					-	-	(4)	29,434,628	29,434,628
Trade deposits	-					-	-			-
Income tax refundable	-					-	-			-
	23,830,769		1,025			23,831,794	13,988,352			67,254,774
										-
NON-CURRENT ASSETS										-
Acquisition deposits						-	8,046,500			8,046,500
Property, plant and equipment	3,524,094			(2)	(3,524,094)	-	6,120,832	(4)	3,524,094	9,644,926
Prepaid land use rights - non-current portion	1,295,747					1,295,747	-			1,295,747
	4,819,841		-			1,295,747	14,167,332			18,987,173
						-				-
TOTAL ASSETS	$28,650,610		$1,025			$25,127,541	$28,155,684			$86,241,947
						-				-
CURRENT LIABILITIES						-				-
Account payable - trade	$(7,150,126)	$				$(7,150,126)	$(9,260,170)			$(16,410,296)
Bank advances	-					-	-			-
Bank loans	(6,430,338)					(6,430,338)	-			(6,430,338)
Notes payable	-					-	-			-
Other payables and accrued expenses	(5,285,028)					(5,285,028)	(5,361,725)			(10,646,753)
Taxes payable	981,309					981,309	(205,302)			776,007
Due to director/shareholders	-			(1)	(728,396)	(728,396)	(675,122)	(3)	(39,473,684)	(40,877,202)
	(17,884,183)		-			(18,612,579)	(15,502,319)			73,588,582
NON-CURRENT LIABILITIES						-				-
Due to a stockholder - non-current portion						-	(600,000)			(600,000)
Notes payable						-	(6,575,000)			(6,575,000)
						-	(7,175,000)			(7,175,000)
										-
TOTAL LIABILITIES	$(17,884,183)	$				$(18,612,579)	$(22,677,319)			$(80,763,582)
										-
STOCKHOLDERS' EQUITY										-
Share capital	(604,000)		(1,285)	(2)	604,000	(1,285)	(62,478)	(4)	1,285	(62,478)
Addition paid-in capital	-		-		-	-	(6,581,717)			(6,581,717)
Notes receivable on stock issuance	-		-		-	-	900,000			900,000
Statutory common revenue reserve	(320,500)		-	(2)	320,500	-	(29,616)			(29,616)
Accumulated other comprehensive income	(2,674,427)		4	(2)	2,674,427	4	(1,768,276)	(4)	(4)	(1,768,276)
Extraordinary gain	-		-	(2)	(6,513,937)	(6,513,937)	-	(4)	6,513,937	-
Retained earnings/ accumulated deficit	(7,167,500)		256	(2)	7,167,500	256	2,063,722	(4)	(256)	2,063,722
TOTAL STOCKHOLDERS' EQUITY	$(10,766,427)		$(1,025)			$(6,514,962)	$(5,478,365)			$(5,478,365)
										-
	$(28,650,610)		$(1,025)			$(25,127,541)	$(28,155,684)			$(86,241,947)

HOME SYSTEM GROUP, INC.

UNAUDITED PRO FORMA ADJUSTMENT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

	The following adjustments to the unaudited pro forma financial statements are based on the assumption that the acquisitions of subsidiaries were consummated as of September 30, 2008.
		DR	CR
		$	$
1/	Investment in subsidiaries	728,396
	Payable on acquisition of subsidiary		(728,396)
	To record the acquisition of Weihe at $728,396 (RMB 5,000,000)

2/	Dr Share Capital -Weihe	604,000
	Dr Statutory common revenue reserve-Weihe (pre-acquisition)	320,500
	Dr Accumulated other comprehensive income- Weihe (pre-acquisition)	2,674,427
	Dr Retained earnings-Weihe (pre-acquisition)	7,167,500
	Cr Investment in subsidiary- HK		(728,396)
	Cr Property plant and equipment-Weihe (setoff negative goodwill)		(3,524,094)
	Cr Extraordinary gain (remaining negative goodwill)		(6,513,937)
	To record the elimination of investment in subsidiaries and the recognition of negative goodwill arising from acquisition of Weihe by Asia Forever.

3/	Investment in subsidiary	39,473,684
	Payable on acquisition of subsidiary		(39,473,684)
	To record the acquisition of Asia Investment at $39,473,684 (RMB 270,000,000)

4/	Dr Share Capital -Asia Forever	1,285
	Dr Retained earnings - Asia Forever (pre-acquisition)	6,513,937
	Dr Property plant and equipment-Weihe (restate at valuation)	3,524,094
	Dr Goodwill	29,434,628
	Cr Investment in subsidiary- Home System		(39,473,684)
	Cr Accumulated other comprehensive income- Asia Forever (pre-acquisition)		(4)
	Cr Retained earnings-Asia Forever (pre-acquisition)		(256)

To record the elimination of investment in subsidiaries and the recognition of  goodwill arising from acquisition of Asia Forever by Home System and fair value adjustments on property, plant and equipment and intangible assets.

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

The Company’s financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company had net loss of $2,213,883 for the nine months ended September 30, 2008 and at that date, the Company also had an accumulated deficit of $ 2,063,722.

Operations to date have been primarily financed by stockholder advances and private equity investments. As a result, the Company's future operations are dependent upon the identification and successful completion of permanent equity investment and/or financing, the continued support of shareholders and ultimately, the achievement of profitable operations.

Results of Operations
All amounts, other than percentages, in U.S. dollars

	Three-Month	Three-Month	Dollar ($)	Percentage
	Period Ending	Period Ending	Increase	Increase
	Sep 30,2008	Sep 30,2007	(Decrease)	(Decrease)

Sales revenue	$4,211,095	$2,862,340	$1,348,755	$47.1%
Costs of goods sold	4,048,717	2,803,828	1,244,889	44.4%
Gross profit	162,378	58,512	103,866	177.5%
G&A expenses	704,796	803,349	(98,553)	(12.3%)
Income from operation	(542,418)	(744,837)	202,419	(27.2%)
Other expense	(391,380)	138,567	(529,947)	(382.4%)
Net income (loss)	(151,038)	(810,411)	659,373	(81.4%)

All amounts, other than percentages, in U.S. dollars

	Nine-Month	Nine-Month	Dollar ($)	Percentage
	Period Ending	Period Ending	Increase	Increase
	Sep 30,2008	Sep 30,2007	(Decrease)	(Decrease)

Sales revenue	$20,464,702	25,806,019	$(5,341,317)	$-20.7%
Costs of goods sold	20,821,020	22,746,458	(1,925,438)	-8.5%
Gross profit	(356,318)	3,059,561	(3,415,879)	-111.6%
G&A expenses	2,288,111	2,143,058	145,053	6.8%)
Income from operation	(2,644,429)	916,503	(3,560,932)	(388.5%)
Other expense	(430,546)	131,131	(561,677)	(428.3%)
Net income (loss)	(2,213,883)	785,882	(2,999,765)	(381.7%)

Sales Revenue. We generated revenues of $4,211,095 for the three months ended September 30, 2008, an increase of $1,348,755 (or approximately 47.1%), compared to $2,862,340 for the three months ended September 30, 2007.

The increase was primarily due to the newly added new business of fried machine and earned processing income from some local manufactures.

Sales Revenues were $20,464,702 for nine months ended September 30, 2008, a decrease of $5,341,317 (or approximately 20.7%) from revenues of $25,806,019 for the nine months ended September 30, 2007.

Although, we introduced a new line of business in the 3rd quarter of 2008, overall, the strict exporting regulation and Chinese currency appreciation negatively affected our overseas deliveries.  In addition, the depression of the global economy also negatively affected demand for our products, especially the demand for barbecue sets.

Costs of Sales. The cost of sales was $4,048,717 in the three months ended September 30, 2008, an increase of $1,244,889 (or approximately 44.4%) from the cost of sales of $2,803,828 in the three months ended September 30, 2007. The increase was primarily due to the increase in our sales volumes. Cost of sales as a percentage of revenue in the three months ended September 30, 2008 is higher than the percentage in the three months ended September 30, 2007. This was attributed to significant lower high-margin barbecue sets sales volume. The cost of sales for Barbecue sets is extremely low.

The cost of sales was $20,821,020 for nine months ending September 30, 2008, a decrease of $1,925,438 (or approximately 8.5%) from the cost of sales of $22,746,458 for the nine months ended September 30, 2007.  The decrease in the cost of our sales resulted primarily from the decrease in our sales volumes, which was partially offset by an increase in raw material cost.

Gross Profit.  Our gross profit for the three months ended September 30, 2008 was $162,378, compared to $58,512 for the three months ended September 30, 2007, an increase of $103,866, or 177.5%. Our gross profit margin for the three months ended September 30, 2008 was 3.9%, compared to 2.0% for three months ended September 30, 2007.  The increase due to significant drop of sales for barbecue sets.

Our gross profit for the nine months ending September 30, 2008 was $(356,318), compared to $3,059,561 for the nine months ended September 30, 2007; there is a decrease of $3,415,879, or 111.6%.  Gross profit margin for the nine months ended September 30, 2008 was -1.7%, compared to 11.8% for the same period in 2007. Both decreases were due to the decrease in sales volumes and an increase in raw material cost.

General and Administrative Expenses. General and administrative expenses consist of the costs associated with staff and support personnel who manage our business activities and professional fees paid to third parties.  General and administrative expenses were $704,796 for the three months ended September 30, 2008, a decrease of $98,553 (or approximately 12.3%) from $803,349 incurred during the three months ended September 30, 2007.  The decrease was mainly attributed to lower office rent in China in the third quarter.

General and administrative expenses were $2,288,111 for the nine months ended September 30, 2008, an increase of $145,053 (or approximately 6.8%) from the general and administrative expenses of $2,143,058 during the comparable period in 2007. This increase was mainly due to the increase expense which would ordinarily be attributed to the cost for sales. For example, the rent for workshop and depreciation for workshop was recorded as general and administrative expense since some workshops had suspended production for certain periods.

Income from Operations. Income from operations was ($542,418) during the three months ended September 30, 2008, an increase of $202,419 from the income from operations of ($744,837) during the three months ended September 30, 2007. The increase was due to the reasons mentioned above.

For the nine months ended September 30, 2008, income from operations was $(2,644,429), a decrease of $3,560,932 from income from operations of $916,503 during the comparable period in 2007.  The decrease was due to the reasons mentioned above.

Other (Expense) Income. Other income was $391,380 for the three months ended September 30, 2008, an increase of $529,947 from $ (138,567) for the three months ended September 30, 2007.  Other income was $430,546 for the nine months ended September 30 2008, an increase of $561,677 from other income of $(131,131) during the comparable period of 2007. The increase is primarily due to expenses associated with losses from the sale of company’s leftover raw materials in 2007.

Net Income (Loss). Net income of $(151,038) was incurred for the three months ended September 30, 2008; an increase of $659,373 from net income of $(810,411) earned during the three months ended September 30, 2007. Net income of $(2,213,883) was incurred for the nine months ended September 30, 2008, a decrease of $3,659,138 from net income of $785,882 earned in the comparable period of 2007. The increase and decrease, respectively, in net income was primarily due to the reasons mentioned above.

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

Liquidity and Capital Resources

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $619,077 at September 30, 2008 and current assets totaled $13,988,352 at September 30, 2008. The Company's total current liabilities were $15,502,319 at September 30, 2008. During the nine months ended September 30, 2008 and 2007, net cash provided by (used in) operating activities were $(176,212) and $9,991,514, respectively.

Net cash provided by (used in) investing activities totaled $(92,917) for the nine months ended September 30, 2008, compared with $(9,367,188) for the same periods ended September 30, 2007.

Net cash provided by (used in) financing activities totaled $656,146 for the nine months ended September 30, 2008. The net cash change was $(979,207) and $1,635,353 for the nine months ended September 30, 2008 and 2007, respectively.

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

As required by Rule 13a-15 under the Exchange Act, under the supervision and with the participation of our management, including Fuying Wang our President and Chief Executive Officer and Jianming Xu, our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, Messrs. Wang and Cheung concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2008.

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

Management’s Report on Internal Controls over Financial Reporting

In connection with their review of our internal controls over financial reporting for the fiscal year ended December 31, 2007, our management concluded that there were several significant deficiencies that when combined, resulted in a material weakness in our internal controls over our ability to produce financial statements free from material misstatements. The material weakness resulted from a combination of the following significant deficiencies:

·
Lack of documentation and review of financial information by our accounting personnel with direct oversight responsibility, and lack of analysis and reconciliation of certain accounts on a periodic basis, and the failure of the accounting system to provide information related to expenditures on a project-by-project basis;

·	Lack of timely identification, research and resolution of accounting issues and lack of documentation of consideration of recent accounting pronouncements;

·	Absence of documented controls over our related party transactions; and

·	Lack of technical accounting expertise among senior financial staff regarding US GAAP and the requirements of the PCAOB, and regarding the preparation of draft financial statements.

In order to further enhance our internal controls, our management, with the participation of Messrs. Wang and Cheung, has recommended the implementation of the following changes by the end of fiscal year 2008:

·	the restructuring of our relationships with related parties to address our controls over related party transactions;

·	the hiring of additional accounting personnel to assist us in the timely identification, research and resolution of accounting issues and with our documentation processes;

·	the hiring of additional high-level accounting personnel with experience in US GAAP to monitor all financial and accounting affairs throughout the Company; and

·
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

Well Profit sells the vast majority of its products to Hengbao, Rich Empire and Baochang, its exclusive distributors, through an unwritten commercial arrangement between Well Profit and each of them.  Hengbao is indirectly owned by Oceanic PRC, which until March 2007, was indirectly owned and controlled by Mr. Weiqiu Li, our director and former Chief Executive Officer.  During the fiscal year ended December 31, 2007, Hengbao, Rich Empire and Baochang were responsible for 69%, 22% and 5%, respectively, of Well Profit’s sales revenues.  In addition, for the fiscal years ended December 31, 2007 and 2006, our sales to Hengbao, Rich Empire and Baochang accounted for $8,772,569, or 97% of our receivables, all of which remains outstanding as at December 31, 2007, with no stated interest rate or repayment terms.  Since Well Profit accounted for 71% of our sales during the fiscal year ended December 31, 2007, its concentration of sales with Hengbao, Rich Empire and Baochang makes us vulnerable to any changes in the business environment in which they operate.  Any adverse effects on their business and operations may adversely affect our business and operations.

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

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, particularly Jianming Xu, our Chief Financial Officer and Fuying Wang, our Chief Executive Officer.  They also depend in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations.  If we lose a key employee or if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer.  Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team.  We do not maintain key man life insurance on any of these individuals.  We depend on the skills and abilities of these key employees in managing the manufacturing, technical, marketing and sales aspects of our business, any part of which could be harmed by further turnover.

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

HOME SYSTEM GROUP

Date: November 19, 2008	By:	/s/ Fuying Wang
Fuying Wang
Chief Executive Officer

Date: November 19, 2008	By:	/s/ Jianming Xu
Jianming Xu
Chief Financial Officer (Principal Financial and Accounting Officer)