Form 10-K
period 2008-12-31
Home System Group
filed 2009-04-15
CIK 1172319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2008

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

The aggregate market value of the shares of voting and non-voting common equity stock held by non-affiliates of the registrant was $6,020,692 as of June 30, 2008, the last business day of registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $0.15 per share, as reported by finance.yahoo.com.

There were a total of 62,477,949 shares of the registrant’s common stock outstanding as of March 31, 2009.

Documents Incorporated by Reference: None

HOME SYSTEM GROUP
FORM 10-K
For the Fiscal Year Ended December 31, 2007

SPECIAL NOTES REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements.  The forward-looking statements are contained principally in the section entitled “Management’s Discussion and Analysis or Plan of Operation.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.  These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors Associated With Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2008.  In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements.  Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties.  Given these uncertainties, you should not place undue reliance on these forward-looking statements.  These forward-looking statements include, among other things, statements relating to:

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

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to:

•           “Home System,” “we,” “us,” or “our,” are references to the combined business of Home System Group and its direct and indirect subsidiaries: Home System Group, Inc., a BVI company, or HSGI; Holy (HK) Limited, a Hong Kong holding company, or Holy HK; Oceanic International (Hong Kong), Ltd., a Hong Kong company, or OCIL; Oceanic Well Profit, Inc., a Chinese operating company, or Well Profit; Asia Forever Investment Limited, a Hong Kong holding company, or Asia Forever;and Zhongshan City Weihe Appliances Co., Ltd., a Chinese operating company, or Weihe.
•           “Oceanic PRC” are to Zhongshang Oceanic International Co. Ltd., a Chinese operating company;
•           “BVI” are to the British Virgin Islands;
•           “China” and “PRC” are to the People’s Republic of China;
•           “RMB” are to Renminbi, the legal currency of China;
•           “U.S. dollar,” “$” and “US$” are to the legal currency of the United States;
•           the “SEC” are to the United States Securities and Exchange Commission;
•           the “Securities Act” are to Securities Act of 1933, as amended; and the “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1. OUR BUSINESS

Overview

Home System Group is a Nevada holding company whose China-based operating subsidiaries, OCIL, Well Profit and Weihe, are primarily engaged in the production of a variety of small household appliances, including stainless steel gas grills and ovens, gas and electric heaters, residential water pumps, ceiling and table fans, decorative lamps, LEDs and energy-saving lamps.  Our products are sold through distributors to retailers in China, America, Europe, Australia, Africa, and Southeast Asia

Our products are primarily manufactured in Well Profit and Weihe’s facilities. There are about 1500 employees including over 250 engineers and administrative staff.

Well Profit are located on over 304,450 square feet of land in Oceanic Industry Park, Sha Gang Highway, Gang Kou Town, Zhongshan, Guangdong Province, China.  Well Profit currently has five (5) assembly lines of stainless steel BBQ grills with a total annual production capacity of approximately 400,000 units of BBQ grills, and two (2) skateboard production lines with a total annual production capacity of approximately  1 million units.

Weihe is an export oriented manufacturer. The total combined square footage of the company’s 8 manufacturing plants is approximately 427,000 square feet and the company shares plants with other manufacturers with a combined square footage of approximately 323,000 square feet. The company is equipped with inspection equipment, several outstanding electrostatic spraying production lines, semi-automatic pipelines and high-speedy punching machines. The total annual productivity for 2008 was approximately 5 million fans, and over 12 million units of lamps including decoration lamps, table lamps and LEDs.

Our current production output in 2008 is approximately 400,000 BBQ grills, 450,000 skateboard, 1,450,000 fans, 4,600,000 lamps and LEDs, 405,000 frying pans, and 77,000 coffee pots.,

Our sales revenue and net income was $51,926,205 and $4,067,665, respectively, during the fiscal year ended December 31, 2008, and $41,012,614 and $61,528, respectively, during the same period in 2007.  During the fiscal year ended December 31, 2008, our sales revenue generated from sales of our grills and ovens was $ 10,478,100, constituting 19.18% of our sales revenue.

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

On October 1, 2008, HSGI acquired Weihe through Asia Forever. Weihe was established in October 1998, and is engaged in the manufacture, processing and export of home appliance products, which including European style decorative ceiling fans, decorative lamps and energy-saving lamps.

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

Acquisition of Asia Forever and Weihe

On October 1, 2007, we acquired Asia Forever, a Hong Kong holding company, and its wholly-owned subsidiary, Weihe. The Company entered into a Share Purchase Agreement on September 23, 2008 with Asia Forever and Asia Forever’s shareholders, pursuant to which the Company agreed to acquire 100% of the ownership interests in Asia Forever from the Shareholders for approximately $39.5 million.

Asia Forever was incorporated on April 1, 2008 under laws of Hong Kong.  On September 1, 2008 Asia Forever completed the stock purchase of all of the shares of Zhongshan City Weihe Appliances Co.,Ltd. (“Weihe”). As a result of the transaction, Weihe became Asia Forever’s wholly-owned subsidiary.

Weihe was established in October 1998, and is engaged in the manufacture, processing and export of home appliance products, which including European style decorative ceiling fans, decorative lamps and energy-saving lamps.  Weihe is an export oriented manufacturer. The total combined square footage of Weihe’s 8 manufacturing plants is approximately 427,000 square feet and its shares plants with other manufacturers with a combined square footage of approximately 323,000 square feet. Weihe is equipped with inspection equipment, several outstanding electrostatic spraying production lines, semi-automatic pipelines and high-speedy punching machines. There are over 740 employees including over 100 engineers and administrative staff.

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

The following chart shows China’s export statistics by origin, with Guangdong province, where Well Profit and Weihe are located, showing the largest market share.

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

Introduce New Products. To drive organic growth from our existing businesses, we intend to continue to leverage our customer relationships to develop or acquire new products and product extensions in each of our major product categories.  For example in June 2007, we expanded our product mix by acquiring patent technology and equipment to launch our new stainless steel coffee pot production line. Also, we will be focusing on environmental, energy saving gas and electronic home appliance in the next year.

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

Our BBQ grills are made of stainless steel and some new material and use either natural gas or coal as fuel.  Our BBQ grills are sold to distributors who sell them mainly to retailers in the United States (where according to lanmayi.net, approximately 85% of households own a BBQ grill). We use advanced technology to design the burners in order to have safe combustion and save gas.  Our grills are stylish, elegant and are convenient to use.  For the fiscal years ended December 31, 2008 and 2007, 19.18% and 76% of our sales revenue, respectively, came from this product.

 We started our new skateboard production and coffee pot production lines during 2007.  As a result, revenue from the sale of our skateboard products was $9,502,833 and $10,427,732 for the fiscal years ended December 2008 and 2007 respectively, and revenue from the sale of our coffee pot products was $321,508 and $79,044, respectively.

Frying pans and fans (Domestic use) are quite popular in 2008. The revenue from the sale of our frying pans and fans are $5,788,200 and $2,004,170, respectively.

Weihe became one of our subsidiaries since October 2, 2008. Weihe was established in October 1998, and is engaged in the manufacture, processing and export of home appliance products, which including European style decorative ceiling fans, decorative lamps and energy-saving lamps. The 2008 whole year revenue from the sale of fans (Export use) and lamps are $32,611,450 and $15,049,886, respectively.

Manufacturing

Our products are manufactured in a total 742,000 square feet of plant facilities in Guangdong Province, China.  Our plant has eight departments, including purchasing, technology, quality control and production, and three workshops for assembling, welding and stamping.  Our production facilities have over 300 sets of imported and domestic advanced production and testing equipment, including the more advanced electrostatic spraying production line and the semi-automatic routine assembly line.  We currently operate five barbeque production lines, with a total annual production capacity of approximately 400,000 such units; two skateboard production lines, with a total annual production capacity of approximately 1,000,000 such units;   Our manufacturing facilities operate at peak efficiency while maintaining high workplace safety and environmental compliance standards.    On June 15, 2007, we acquired our the stainless steel coffee production equipment and patent technology for our new coffee pot production line, which has been integrated into our current production facilities and has been operational since August, 2007. We have obtained approval from Administration for Industry and Commerce to expand the scope of our business permit to allow the addition of the production of coffee pot equipment and have begun production of this new product line in 2008.

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

Our Suppliers of Raw Materials

The primary raw materials used in our products are iron, stainless steel, plastic, metal and glass.  The prices of these raw materials are determined based upon prevailing market conditions, supply and demand.  Supply and demand for these raw materials is generally affected by market price fluctuations.  Our primary suppliers, Oceanic PRC and Yingyuan Ltd., account for 22% and 18% of our supplies of raw material respectively, of our raw material expense.

The costs of our primary our raw materials during fiscal years 2008 and  2007 are as follows:

	2008 (Both Well Profit & Weihe)	2007
Iron	$5,452,020	$4,180,303
Stainless Steel	$1,387,100	$3,513,167
Metal	$21,207,183	$6,091,893
Glass	$4,791,696	$12,028,315
Plastic	$24,699,182	-
TOTAL	$57,537,181	$ 25,813,678

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

Well Profit’s top 3 suppliers in 2008 are Hubei Xincheng Gongmao Co. Ltd, Zhongshan Hongbao import and export Co. Ltd and Zhongshan Oceanic International Co, Ltd.   During 2008, Well Profit purchased 22.32% of its products from Zhongshan Oceanic International Co. Ltd, 21.61% from Hubei Xincheng Gongmao Co. Ltd and 10.06% from Zhongshan Hongbao Import and Export Co. Ltd, respectively.

Weihe has more than 30 suppliers. Hong Kong Weier Industrial Co. Ltd, Xingning Jinyan electronic Co. and Zhongshan Huahe Co. Ltd. are the top 3 suppliers of Weihe with 15.26%, 5% and 3.76% of the total supplied materials.

We typically purchase raw materials from our suppliers on credit, with terms requiring payment within 90 - 180 days following the delivery of the raw materials. When we purchase raw materials from PRC suppliers, we are able to pay in Renminbi.  When we purchase raw materials from foreign suppliers, we usually pay in U.S. dollars.  Our accounts payable above six months accounted for none of our total account payables in both 2008 and 2007.

Our Major Customers

Well Profit sells 98.54% of its products to three customers: Zhongshan Hengbao Import and Export Co. Ltd, or Hengbao, Shunde Weideli Electronic Appliance manufacture Co,. Ltd. and Suzhou Baocheng Industrial Co. Ltd. who distribute our products to retailers in China, the United States, Europe and Australia. These customers accounted for approximately 97.70%,  0.44% and 0.40% Well Profit’s sales revenue in 2008, respectively.  Our distributors export an increasing amount of our products to the international market in a bid to further enhance our brand and build our reputation as a provider of high quality household appliances. During the fiscal year ended December 31, 2008, Hengbao accounted for 36.11%, 34.46%, 7.27% and 20.34% of Well Profits’s sales revenue for grills, skateboard, fans and frying pans, respectively. Hengbao is indirectly owned by Oceanic PRC, which until March 2007, was indirectly owned and controlled by our director Mr. Weiqiu Li .

Weihe sells 48% of its products to the top 3 customers: L G Sourcing, Inc, Canadian Tire Co, Ltd, and Lumicentro International, S.A. These 3 customers accounted for approximately 25%, 7% and 16% of Weihe’s sales revenue in 2008, respectively.

Sales, Marketing and Distribution

Our marketing department promotes our products mainly through our distribution networks, trade fairs, import and export companies, and print advertising.  In addition, we train and develop a strong sales force among our own employees by means of various vocational skills training and qualification examinations.  We have 20 employees in our marketing department. We have 3 outside sales representatives works for Weihe.

We sell all our products to distributors who sell them to retailers, including mass merchandisers, department stores, home improvement stores, warehouse clubs, drug store chains, catalog stores and discount and variety stores in the United States, Europe and Australia.  Our policy is to maintain an inventory base to service the rapid delivery requirements of our distributors. Because of manufacturing lead times and our seasonal sales, it is necessary that we purchase materials and thereby increase inventories based on anticipated sales and forecasts provided by our distributors and our sales personnel.  In addition, since the acquisition of Well Profit and Weihe in early 2007 and late 2008, respectively, we now possess a large production base for our grills, lamps and fans which will assist us in boosting inventory for such items by internalizing some of the phases of production for this product.

Our Research and Development Efforts

We spent approximately, $74,571 and $23,542 on Company-sponsored research and development activities in fiscal years 2008 and 2007, respectively. The expenses on research and development include salary, cost of materials, depreciation and amortization, utilities and other expenses.  In addition, we have not spent any money on customer-sponsored research and development activities. We believe that the development of new products and new technology is critical to our success. We are continuously working to improve the quality, efficiency and cost-effectiveness of our existing products and develop technology to expand the range of specifications of our products.  For fiscal year 2008 we have not yet allocated any funds for our research and development efforts.

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

The following table ranks our output with the output of these competitors:]

Ranking	Manufacturer	Annual Production	Product Structure
1	Taishan City Guangrong	1.2 million units	High, Mid, Low level
2	Yangjiang City Xinli	0.8 million units	Mid, Low level
3	Well Profit	0.4 million units	High, Mid level

We believe that our future success will depend upon our ability to develop and distribute reliable products that incorporate developments in technology and satisfy customer tastes with respect to style and design. It will also depend on our ability to market a broad offering of products in each category at competitive prices.

We plan to broaden our product offerings by acquiring new companies and product lines that are complementary to our existing products, or related to technologies and know-how developed and used in our existing core product family.

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

•           Distinctive Location Advantage. Our Chinese subsidiaries are located in Zhongshan, an important manufacturing base in China with stable regional policies and a healthy economic environment. The Catalog of Industrial Structure Development of 2006 and 2007 issued by the Zhongshan Government provides that non-metal, metal processing, appliances manufacturing activities are encouraged industries in Zhongshan.

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

Pursuant to a verbal agreement, Oceanic PRC has allowed us to use its logo as a part of our name, indefinitely.  Ocean PRC was a company indirectly owned and controlled by our director, Weiqiu Li.  However, Mr. Li transferred his ownership interests in this entity to Ye Shu Zhen in March 2007 and filed the transfer with the Hong Kong registrar of companies in March 2008.

Environmental Matters

China’s environmental laws require all manufacturing enterprises to submit an environmental impact report to the relevant environmental protection authority before starting production operations. In addition, manufacturing enterprises must engage professional environmental organizations to monitor and report on pollutants emission regularly.  Our facilities are not subject to various pollution control regulations with respect to noise and air pollution and the disposal of waste and hazardous materials because our production process does not generate industrial pollutants.  Our production process primarily involves the forming of steel and assembly of accessories and only electricity is needed.  We are not currently subject to any pending actions alleging any violations of applicable PRC environmental laws.

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

Our Employees

As of December 31, 2008, we employed 1,500 full-time employees.  The following table sets forth the number of our full-time employees by function as of December 31, 2008.

Functions	As of December 31, 2008
	Well Profit	Weihe
Manufacturing and engineering	611	642
General and administration	103	80
Marketing and sales	12	14
Research and development	24	24

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

We obtain a majority of our products from only a few suppliers whose nonperformance would have a near-term severe impact on our operations.  During 2008, Well Profit purchased 97% of its products from three suppliers and Weihe purchased 48% of its products from three suppliers and during 2007. Weihe purchased 43% of our products from only three suppliers. At December 31, 2008 and 2007, amounts due to those suppliers included in accounts payable were $11,250,000 and $5,662,584 of Well Profit respectively. Amount due to suppliers in accounts payable of Weihe were $9,877,000 at December 31, 2008. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated. Such failure could cause us to experience delivery delays or failures caused by production issues or could cause us to deliver of non-conforming products.

We rely on three customers for the majority of our sales revenues and should their orders decrease or their relationship with us be terminated our business and operations would be adversely affected.

Well Profit sells a majority of its products to Hengbao, its exclusive distributors, through an unwritten commercial arrangement between Well Profit and each of them.  Hengbao is indirectly owned by Oceanic PRC, which until March 2007, was indirectly owned and controlled by Mr. Weiqiu Li, our director and previous Chief Executive Officer.  During the fiscal year ended December 31, 2008, Hengbao, was responsible for 20.62% of Well Profit’s revenues. Weihe sells a majority of its products to LG Sourcing Inc., Lumicentrd International, S.A. and Canadian Tire Corporation. During the fiscal year ended December 31, 2008, the above three companies were responsible for 53.37%, 14.37% and 8.76% of Weihe’s net sales, respectively.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports on Form 10-K.  We are subject to this requirement commencing with our fiscal year ending December 31, 2007 and a report of our management is included under Item 9A of this Annual Report on Form 10-K.  In addition, SOX 404 requires the independent registered public accounting firm auditing a company’s financial statements to also attest to and report on the operating effectiveness of such company’s internal controls.  However, this annual report does not include an attestation report because under current law, we will not be subject to these requirements until our annual report for the fiscal year ending December 31, 2009.  We can provide no assurance that we will comply with all of the requirements imposed thereby.  There can be no assurance that we will receive a positive attestation from our independent registered public accountants. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent registered public accountants with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

Investor confidence and market price of our shares may be adversely impacted if we are unable to correct a material weakness in our internal controls over our financial reporting identified by our independent registered public accountants.

In connection with their review of our internal controls over financial reporting for the fiscal year ended December 31, 2008, our management concluded that there were several significant deficiencies, that when combined, resulted in a material weakness in our internal controls over our ability to produce financial statements free from material misstatements.  This material weakness resulted from the combination of the following significant deficiencies: (a) lack of timely identification, research and resolution of accounting issues and lack of  documentation of consideration of recent accounting pronouncements; (b) lack of documentation and review of financial information by our accounting personnel with direct oversight responsibility, and lack of analysis and reconciliation of certain accounts on a periodic basis, and the failure of the accounting system to provide information related to expenditures on a project-by-project basis; (c) absence of documented controls over our related party transactions; and (d) lack of technical accounting expertise among senior financial staff regarding US GAAP and the requirements of the PCAOB, and regarding the preparation of draft financial statements.  Our management has recommended that we address these deficiencies by (1) restructuring of our relationships with related parties to address our controls over related party transactions, (2) hiring additional accounting personnel to assist us in the timely identification, research and resolution of accounting issues and with our documentation processes, (3)  hiring additional high-level accounting personnel with experience in US GAAP to monitor all financial and accounting affairs throughout the Company and (3) engaging a third-party accounting firm to assist management in evaluating complex accounting issues on an as-needed basis.  We believe that these steps will correct the material weaknesses described above, however, our failure to fully remediate it could result in an adverse reaction in the financial marketplace, which could negatively impact the market price of our shares.

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

ITEM 2.  PROPERTIES.

There is no private ownership of land in China and all land ownership is held by the government of the PRC, its agencies and collectives.  Individuals and companies are permitted to acquire land use rights for specific purposes.  Upon payment of a land grant fee, land use rights can be obtained from the government for a period up to 50 years in the case of industrial land, and are typically renewable. Those manufacturing facilities are located in Guangdong Province, PRC.

Our production facilities of Well Profit are located in five leased buildings totaling 35,012.72 square meters, in Zhongshan Harbor Town Oceanic Industrial Area, China for RMB350,127 per month, subject to a 5-year lease that will expire in June 30, 2011.   Oceanic PRC owns the land use right to the facility. We also rent from Oceanic PRC an additional 6,613.7 square meters of production space in the Zhongshan Harbor Town Oceanic Industrial Area, for RMB66,137 per month, subject to a 5-year lease that will expire on May 31, 2012.

We also lease from Oceanic PRC, 2,140 square meters of facilities for employees to use as living quarters, for a monthly payment of RMB12,800 per month (or approximately $1,825). These facilities are offered as an added free benefit to our employees, many of whom have to travel great distances to come to work each day.

We rent administrative offices, located at No. 264-298 Qingshan Road, Nanfeng Center Suite 1905, Quanwan Xingjie, Hong Kong, from Secretary Service Co. Ltd, at a monthly rate of HKD4,500 (approximately, $578), pursuant to a verbal agreement.  In addition, Secretary Service Co. Ltd., receives and forwards our correspondence

We also rent 80 square feet of office space for our U.S. administrative offices located at 1330 6th Ave, Suite 2013, New York, NY 10019, for a monthly payment of $1,200 per month.

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

In October, 2008, we acquired Weihe as one of our subsidiaries. Weihe totally owns 27,076 square meters of land use right. The production facilities are located in Zhongshan Harbor Town Oceanic Industrial Area.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters that were submitted during the fourth quarter of 2008 to a vote of security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information [Please update high low prices]

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

	Closing Prices (1)
	High	Low
Year Ended December 31, 2008
1st Quarter	1.05	0.22
2nd Quarter	0.45	0.17
3rd Quarter	0.30	0.10
4th Quarter	0.30	0.06

Year Ended December 31, 2007
1st Quarter	$2.82	$2.63
2nd Quarter	$4.18	$4.12
3rd Quarter	$6.05	$3.00
4th Quarter	$4.06	$1.05

______________________
(1)    The above tables set forth the range of high and low closing prices per share of our common stock as reported by finance.yahoo.com for the periods indicated.

Holders

On March 31, 2008, there were approximately 448 stockholders of record of our common stock.  The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchases of Our Equity Securities

No repurchases of our common stock were made during the fourth quarter of our fiscal year ended December 31, 2008.

ITEM 6.  SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

Home System Group is a Nevada holding company whose China-based operating subsidiaries, OCIL, Well Profit and Weihe, are primarily engaged in the production of a variety of small household appliances, including stainless steel gas grills and ovens, gas and electric heaters, residential water pumps, ceiling and table fans, decorative lamps, LEDs and energy-saving lamps.  Our products are sold through distributors to retailers in China, America, Europe, Australia, Africa, and Southeast

Our products are primarily manufactured in Well Profit and Weihe’s facilities. There are about 1500 employees including over 250 engineers and administrative staff.

Well Profit are located on over 304,450 square feet of land in Oceanic Industry Park, Sha Gang Highway, Gang Kou Town, Zhongshan, Guangdong Province, China.  Well Profit currently has five (5) assembly lines of stainless steel BBQ grills with a total annual production capacity of approximately 400,000 units of BBQ grills, and two (2) skateboard production lines with a total annual production capacity of approximately  1 million units.

Weihe is an export oriented manufacturer. The total combined square footage of the company’s 8 manufacturing plants is approximately 427,000 square feet and the company shares plants with other manufacturers with a combined square footage of approximately 323,000 square feet. The company is equipped with inspection equipment, several outstanding electrostatic spraying production lines, semi-automatic pipelines and high-speedy punching machines. The total annual productivity for 2008 was approximately 5 million fans, and over 12 million units of lamps including decoration lamps, table lamps and LEDs.

Our current production output in 2008 is approximately 400,000 BBQ grills, 450,000 skateboard, 1,450,000 fans, 4,600,000 lamps and LEDs, 405,000 frying pans, and 77,000 coffee pots.

Our sales revenue in 2007 was $41,012,614, and net income in 2007 was $61,528.  Our sales revenue and net income was $51,926,205 and $4,067,665, respectively, during the year ended December 31, 2008.  In the year ended December 31, 2008. The chart below shows the percentage of revenue generated from our major products.

Subsidiaries	Products	%
Well Profit	BBQ Grill	13.2%
	Skateboard	12.6%
	Fans *	2.7%
	Frying Pans	7.7%
	Coffee Pots	0.4%
Weihe	Lamp, and LEDs	20.0%
	Fans **	43.3%

Overview of Business Operations in the fiscal year of 2008

During the fiscal year of 2008, we continued to see an increase in total sales in our fans, frying Pans and coffee pots. Meanwhile our gross margin increased from 8.4% in 2007 to 16.2% in 2008, due to a variety of factors including usage of substitute new materials and decrease in the cost of raw materials in 2008.

We also focused on developing new business for our Company by acquiring Weihe at the beginning of the fourth quarter of 2008.  Through additional mergers and acquisitions, we hope to achieve product diversification and enhance our research and development capability and manufacturing, production and processing capacity for our products.  Our long-term goal is to focus on the future development of our Company, to increase our international market share and enhance investor confidence.

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

Taxation

Well Profit and Weihe were entitled to a two-year exemption from EIT from January 2007 to the end of December 2008, followed by 50% tax exemption, from January 2009 through December 2011. The income tax rate until December 2011 is 12.5%. There is no import or export tax involved here, since Well Profit does not do the import or export directly. Different from Well Profit, Weihe has the license for import and export. Its input VAT is quite more than its output VAT. Thus no VAT needs to be paid.

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

Results of Operations

Year Ended December 31, 2008 compared to the year ended December 31, 2007

The following table summarizes the results of our operations during the fiscal years ended December 31, 2008 and 2007 and provides information regarding the dollar and percentage increase or (decrease) from the 2007 fiscal year to the 2008 fiscal year.

Item	12/31/2008	12/31/2007	$ Increase	Percentage
				Increase
			(Decrease)	(Decrease)
Revenues	$51,926,205	$41,012,614	$10,913,591	26.61%
Cost of Sales	$43,491,550	$37,584,115	$5,907,435	15.72%
General and Administrative Expenses	$3,679,144	$2,324,548	$1,354,596	58.27%
Income (Loss) From Operations	$4,704,675	$229,425	$4,475,250	1950.64%
Net Income	$4,067,665	$61,528	$4,006,137	6511.08%

Revenues

Net sales for 2008 totaled $51,926,205 compared to 41,012,614 for 2007, an increase of $10,913,591, or approximately 26.61%. The increase in 2008 was primarily due to the acquisition of  Weihe in 2008, as compared to only Well Profit’s revenue in the 2007 period.  Revenues from Holy HK and Weihe accounted for 76.5% and 23.5% of our revenues during 2008, respectively.

Cost Of Sales

Cost of sales for 2007 totaled$43,491,550, or approximately 83.8% of net sales, compared to $37,584,115, or approximately 91.6% of net sales, for 2007. The 7.8% decrease in cost of sales as a percentage of net sales was due to the usage of new raw material as alternative to steel and iron, to build our appliances. Since the cost of steel and iron has increased significantly, the use of these new materials which cost less than steel and iron, has been an effective way to lower our cost of sales.

General and Administrative Expenses

General and administrative expenses for 2008 totaled $3,679,144, or approximately 7.09% of net sales, compared to $2,324,548, or approximately 5.67% of net sales, for 2007. The increase was primarily attributable to the expansion of our new administrative offices in the New York and the related lease payment and increased professional fees associated with our expansion.

Income (Loss) From Operations

Income from operations in 2008 was $4,704,675 as compared to income from operations of $229,425 for 2007, an increase of $4,475,250, or approximately 1950.64%. The increase in 2008 was primarily due to the acquisition of Weihe in 2008, as compared to only Well Profit’s revenue in the 2007 period.

Net Income

Net income was $4,067,665 for 2008, compared to a net income of $61,528 for 2007, an increase of $4,006,137, or 6511.08%. The increase was due to a decrease in our interest expense and our increase in new sales.

Liquidity and Capital Resources

As of December 31, 2008, we had cash and cash equivalents of $1,609,540.  The following table sets forth a summary of our cash flows for the periods indicated:

	December 31, 2008	December 31, 2007
Net cash provided by / (used in) operating activities	$(15,791,852)	$8,059,554
Net cash used in investing activities	$(936,978)	$(5,224,512)
Net cash (used in) / provided by financing activities	$17,493,064	$(2,055,403)
Effect of exchange rate changes on cash and cash equivalents	$24,232	$35,423
Net increase in cash and cash equivalent	$788,466	$815,062
Cash and cash equivalents at the beginning of period	$821,074	$6,012
Cash and cash equivalents at the end of period	$1,609,540	$821,074

As of the year ended December 31, 2008, our unrestricted cash resources were $1,609,540 as compared to $821,047 as of the year ended December 31, 2007.  We believe that the company will have sufficient funds to meet all the obligations that are due in the next year.

Operating Activities

For the years ended December 31, 2008 and December 31, 2007, net cash provided by (used in) operating activities totaled $(15,791,852) and $8,059,554, respectively.  This change is primarily due to the decrease in our account receivable, account payable, and inventories during the 2008 period. Accounts payable, accounts receivable and inventories decreased $2,664,009, $15,084,087 and $2,178,743 respectively.

Investing Activities

Our main uses of cash for investing activities are for capital expenditures.

Net cash used for investing activities in the fiscal year ended December 31, 2008 was $(936,978), as compared to $(5,224,512) in the fiscal year ended December 31, 2007.  The decrease of net cash used for investing activities was mainly because we purchased less equipments compared to the last year.

Financing Activities

Net cash (used in) financing activities in the fiscal year ended December 31, 2008 totaled$17,493,064, as compared to $(2,055,403) provided by financing activities in the year ended December 31, 2007.  The increase of the cash provided by financing activities was mainly attributable to the proceeds from note payable of $9,582,918, $5,094,820 from bank loans and $3,085,833 acquired in acquisition.

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

Recent Accounting Pronoucements

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 14, 2008, our Board of Directors dismissed Yu and Associates CPA Corporation as our primary auditor and appointed Morgenstern, Svoboda & Baer CPA’s, P.C. Yu and Associates CPA Corporation audited the Company’s financial statements for its 2007 fiscal year.  The audit reports of Yu and Associates CPA Corporation on the Company's financial statements for the 2007 fiscal year did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle.  During the period from Yu and Associates CPA Corporation’s appointment as the Company’s primary auditor through the date of this Report, there have been no disagreements with Yu and Associates CPA Corporation on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Yu and Associates CPA Corporation, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

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

As required by Rule 13a-15 under the Exchange Act, under the supervision and with the participation of our management, including Fuying Wang our President and Chief Executive Officer and Jianming Xu, our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008.  Based on that evaluation, Mr. Wang and Xu concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2008.

Management’s Report on Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of Fuying Wang, our Chief Executive Officer, and Jianming Xu, our Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the framework set forth in the report entitled Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring. Based on that evaluation, Mr. Li and Mr. Cheung concluded that as of December 31, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they were intended.

In connection with their review of our internal controls over financial reporting for the fiscal year ended December 31, 2008, our management concluded that there were several significant deficiencies, that when combined, resulted in a material weakness in our internal controls over our ability to produce financial statements free from material misstatements.  The material weakness resulted from a combination of the following significant deficiencies:

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

As a result of the above material weakness, our management concluded that, as of December 31, 2008, our internal control over financial reporting is not effective.

Change in Internal Control over Financial Reporting

In order to further enhance our internal controls, our management, with the participation of Messrs. Li and Cheung, has recommended the implementation of the following changes by the end of fiscal year 2009:

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

Changes in Internal Controls over Financial Reporting.

During the fiscal year ended December 31, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K but not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(A) OF THE ACT

Directors and Executive Officers

The following table sets forth our directors and executive officers, and their ages and titles as of December 31, 2008.

Name	Age	Position/s
Fuying Wang	37	Chairman and Chief Executive Officer
Jianming Xu	34	Chief Financial Officer and Director
Jiang Zhang	46	Director
Weiqiu Li	36	Director
Kinwai Cheung	46	Director
Jing Liu	36	Secretary

Fuying Wang was appointed as our Chief Executive Officer on September 24, 2008. He has served as Vice President of Chuang Fu Management Group since April 2007. Mr. Wang also served as Executive Director of Baoli Industrial Investment Group from March 2006 to March 2007.  Prior to that, he was an Investment Bank Managing Director - Financial Holding Vice President at Tomorrow Holding Group.  From August 2001 to August 2002, he was Head of Investment Bank at Zhongguancun Securities; from January 1999 to August 2001 he was Overseas listing coordinator with Yaxun Group and from July 1997 to December 1998 he was Senior Manager of Nanfang Securities investment banking headquarters.

Jianming Xu was appointed as our Chief Financial Officer on September 24, 2008. Before that,  Mr. Xu has served as Special Assistant to the CEO of the Company. Mr. Xu also served as Chief Director of Audit of Stone Investment Group from October 2002 to July 2007.  Prior to that, he was an Audit department manager at an international accounting firm (BDO members) from October 1998 to September 2002.  From September 1996 to September1998, he was Finance Manager at China's Shaoxing City Textile Group.

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

Jiang Zhang is serving as the independent director of the Company. Mr. Zhang holds a Master of Science in Mechanical Engineering. His professional background includes 18 years of experience in R&D, company communications, domestic and foreign companies’ marketing, and project management. Since 2007, Jiang has been an Executive Director for Guangdong Chigo Air Conditioner Co. Ltd (“CHIGO”). Prior to joining CHIGO, he spent 4 years as President of Asian-Pacific and held other executive roles in Consortium Companies Inc,  a U.S. Based company. As the key person in CONSORTIUM, Mr. Zhang was in charge of marketing the China branded home appliances including Haier, a well-known China brand, in South Africa. From 1998 to 2003, he was the Sales Director of east China Region for Guangdong Hualing Air-Conditioner Co. Ltd, which is the subsidiary of Guangdong Midea Group.  Between 1990 and 1998, Mr. Zhang worked as the Project Manager in R&D Dept. of Changsha Zhongyi Electrical Co. Ltd.

Weiqiu Li was appointed Chief Executive Officer of the Company on August 17, 2006 and resigned as our CEO on September 24, 2008. He is now serving the company as the director of the board. Concurrently, he served as Vice President for Zhong Shan West District Chamber of Commerce.  Mr. Li received a Bachelor degree in Economic Management from Guangdong Radio & TV University, and studied Automation Control at the South China University of Technology from 1993 to 1995. Mr. Li has more than 20 years’ experience in product design, research and development, production, management and  international trade negotiations.

Kinwai Cheung was appointed as our Chief Financial Officer on August 17, 2006 and resigned as our CFO on September 24, 2008. He is now serving the company as the director of the board. Since June 2004, Mr. Cheung has also served as the Administrative Manager of our largest subsidiary, Oceanic International Company Limited.  Prior to this time, Mr. Cheung served as the Chairman and Chief Executive Officer of Kang Teng Trading Company Limited in Zhongshan City, China, from May 1998 to May 2004.  Mr. Cheung received a Bachelor degree in Business Administration from the Zhongshan City Shunwen College in 1989.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC.  The SEC has designated specific due dates for these reports.  Based solely on our review of copies of such reports filed with the SEC and written representations of our directors and executive offers, we believe that all persons subject to reporting filed the required reports on time in 2007 and 2008 other than Mr. Fuying Wang, our CEO and director, Mr. Jianming Xu our CFO and director and Mr. Jiang Zhang, our director, who did not timely file Foms 3s when appointed as officers and directors.

Code of Ethics

On July 31, 2007, our board of directors adopted a code of ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002 that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer.  The code of ethics is designed to deter wrongdoing and to promote:

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

Governance and Nominating Committee

Our governance and nominating committee was established on July 31, 2007. Our governance and nominating committee consists of three members:, Mr. Jiang Zhang and Mr. Weiqiu Li , each of whom is “independent” as that term is defined under the Nasdaq Marketplace Rules.  Mr. Zhang serves as the chairman to our governance and nominating committee. The governance and nominating committee assists the board of directors in identifying individuals qualified to become our directors and in determining the composition of the board of directors and its committees.

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

Audit Committee

Our Board of Directors established the audit committee on July 31, 2007. Our audit committee consists of three members: Mr. Jiang Zhang and Mr. Weiqiu Li, each of whom is “independent” as that term is defined under the Nasdaq Marketplace Rules.  Our audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company.  Mr. Jiang Zhang serves as our audit committee financial expert as that term is defined by the applicable SEC rules as well as the audit committee chair.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation TableThe following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the following persons for services rendered in all capacities during the noted periods: Mr. Weiqiu Li, our former Chief Executive Officers, Kinwai Cheung, our former Chief Financial Officer and Fuying Wang, Jianming Xu and Jing Liu, our current Chief Executive Officer, Chief Financial Officer and Secretary, respectively, on December 31, 2008.  No executive officers received total annual salary and bonus compensation in excess of $100,000.

Name & Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total

Weiqiu Li, CEO(1)	2008	30,000	0	0	0	0	0	0	30,000
	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

Kinwai Cheung, CFO(2)	2008	30,000	0	0	0	0	0	0	30,000
	2007	0	0	0	0	0	0	0	0

Fuying Wang, CEO(3)	2008	0	0	0	0	0	0	0	0

Jianming Xu, CFO(4)	2008	0	0	0	0	0	0	0	0

Jing Liu	2008	8,800	0	0	0	0	0	0	8,800
	2007	0	0	0	0	0	0	0	0
____________________
(1) Weiqiu Li resigned as our Chief Executive Officer on September 24, 2008.
(2) Kinwai Cheung resigned as our Chief Financial Officer on September 24, 2008.
(3) Fuying Wang was appointed as our Chief Executive Officer on September 24, 2008.
(4) Jianming Xu was appointed as our Chief Financial Officer on September 24, 2008.

Outstanding Equity Awards at Fiscal Year End

Other than as set forth below, none of our executive officers received unexercised options, stock that has not vested or equity incentive plan awards that remained outstanding as of the end of the fiscal year ended December 31, 2008.

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

Our subsidiaries, Well Profit and Weihe, has employment agreements with the following executive officers.

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

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Weiqiu Li	--	--	--	--	--	--	--
Kinwai Cheung	--	--	--	--	--	--	--
Richard Randall***	12,500	--	102,026	--	--	--	114,526
Guanghan Chen*	2,647	--	--	--	--	--	2,647
Binhai Chen*	2,647	--	--	--	--	--	2,647
Jianzhao Zheng*	2,647	--	--	--	--	--	2,647
Fuying Wang**	--	--	--	--	--	--	--
Jianming Xu**	--	--	--	--	--	--	--
Jiang Zhang**	--	--	--	--	--	--	--
*Resigned from our Board of Directors on September 24, 2008.
**Elected to our Board of Directors on November 14, 2008.
***Removed from our Board of Directors on June 2, 2008.

Narrative to Director Compensation Table

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

The compensation paid to Mr. Wang and Mr. Xu, our named executive officers who also serve on our board of directors, is reported in the Summary Compensation Table above. They do not receive any additional compensation for their service as directors.

Other than as set forth herein, there have been no fees earned or paid in cash for services to our directors.  No stock or stock options or other equity incentives were awarded to our directors for their services as directors during the fiscal year ended December 31, 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March __, 2009 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of Home System Group, No. 5A, Zuanshi Ge, Fuqiang Yi Tian Ming Yuan, Fu Tian Qu, Shenzhen City, People’s Republic of China, 518000.

Title of Class			Amount & Nature of Beneficial
	Name & Address of Beneficial Owner	Office, If Any	Ownership(1)	Percent of
				Class(2)
Directors and Officers
Common Stock	Wei Qiu Li	Director	12,080,000	19.33%
	No. 264-298 Qingshan Road
	Nanfeng Center, Suite 1905
	Quanwan Xingjie, Hong Kong
Common Stock	Kinwai Cheung	Director	10,260,000	16.42%
	No. 264-298 Qingshan Road
	Nanfeng Center, Suite 1905
	Quanwan Xingjie, Hong Kong
Common Stock	All officers and directors as a group (2 persons named above)		22,340,000	35.76%

5% Securityholders
Common Stock	Total Shine Group Ltd	5,117,277	8.19%
	NO.5A, Zuanshi Ge, Fu Tian Qu
	Fuqiang Yi Tian Ming Yuan
	Shenzhen City, China
Common Stock	Arjuno Investments Ltd(3)	3,349,794	5.36%
	Jian Guo Rd. Zhong Huan
	Wrld Trd Ctr Bldg D 26Fl
	Beijing, China
Total Shares Owned by Persons Named Above
Common Stock			13.55%

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
•           On September 23, 2008, we entered into a Share Purchase Agreement with Asia Forever Investment Limited (“Asia Forever”) and Asia Forever’s shareholders (the “Shareholders”), pursuant to which the Company agreed to acquire 100% of the ownership interests in Asia Forever from the Shareholders for approximately $39.5 million.  On October 1, 2008, the Company completed its acquisition of Asia Forever. Weihe is 100% owned by Asian Forever.

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

Director Independence

Our Board of Directors is currently composed of  5 members, Weiqiu Li, Kinwai Cheung, Fuying Wang, Jianming Xu and Jiang Zhang.  Mr.  Jiang Zhang serve on our board of directors as an “independent director” as defined by Rule 4200(a)(15) of the Marketplace Rules of The Nasdaq Stock Market, Inc., or the “Nasdaq Marketplace Rules.”  The board of directors has determined that Mr. Jiang Zhang possesses the accounting or related financial management experience that qualifies him as financially sophisticated within the meaning of Rule 4350(d)(2)(A) of the Nasdaq Marketplace Rules and that he is an “audit committee financial expert” as defined by the rules and regulations of the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Public Accountants

The following table presents fees for professional audit services rendered by Yu & Associates CPA Corporation, for the audit of the Company's annual financial statements for the year ended December 31, 2007 and fees billed for other services rendered by them during this period and fees for professional audit services rendered by Morgenstern, Svoboda & Baer CPA’s, P.C. for the audit of the Company’s annual financial statements for the year ended December 31, 2008 and fees billed for other services rendered by them during this period.

	Fiscal 2008	Fiscal 2007
Audit fees (1)	$120,000	$130,000
Audit Related Fees	10,000	--
Tax Fees	--	--
All Other Fees	--	--
TOTAL	$130,000	$130,000

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

Policy on Pre-Approval of Audit and Non-Audit Services of Independent Auditor

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our audit committee to assure that such services do not impair the auditors’ independence from us.  In accordance with its policies and procedures, our audit committee pre-approved the audit service performed by Morgenstern, Svoboda, & Baer CPA's, P.C. for our consolidated financial statements, as of and for the year ended December 31, 2008.  As our audit committee was formed on July 31, 2007, there was no such pre-approval by our audit committee before Morison Cogen performed its audit of fiscal 2006 or before Pollard-Kelley Auditing Services, Inc. performed its audit of fiscal year 2005.

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

10.1
Subscription Agreement, dated as of May 4, 2006, among the registrant, Yujiao Xiong, Youming Xiong, Chaohui Wu, Pingxin Liu, Bo Chen, Wei Liu, Juhua Wang, Shaoke Chen, Hanping Lee and Mingtung Chen (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed May 4, 2006)

10.2
Subscription Agreement, dated as of May 23, 2007, among Total Giant Group Limited, Total Shine Group Limited, Victory High Investments Limited and Think Big Trading Limited.  (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed May 30, 2007)

10.3
English Translation of Asset Purchase Agreement, dated June 15, 2007, between Oceanic Well Profit, Inc. and  Ms. Huiping Cheng. (Incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed June 18, 2007)

10.4
Termination Agreement, dated February 7, 2008, by and among the registrant, Holy (HK) Limited, Oceanic Well Profit Inc., Zhongshan City Juxian Gas Oven Co., Ltd., and the shareholders of Zhongshan City Juxian Gas Oven Co., Ltd. (Incorporated by reference to Exhibit 10.4 of the registrant’s Annual Report on Form 10-K, filed on April 7, 2008)

10.5
Termination Agreement, dated February 7, 2008, by and among the registrant, Holy (HK) Limited, Oceanic Well Profit Inc, Zhongshan City Weihe Appliances Co., Ltd., and the shareholders of Zhongshan City Weihe Appliances Co., Ltd. (Incorporated by reference to Exhibit 10.5 of the registrant’s Annual Report on Form 10-K, filed on April 7, 2008)

10.6
Termination and Release Agreement, dated as of February 7, 2008, by and among the Registrant, Total Giant Group Limited, Total Shine Group Limited, Victory High Investments Limited, and Think Big Trading Limited (Incorporated by reference to Exhibit 10.6 of the registrant’s Annual Report on Form 10-K, filed on April 7, 2008)

10.7
Share Purchase Agreement dated as of September 23, 2008, is entered into by and among Home System Group, Holy (HK) Limited, Asia Forever Limited and the shareholders of Asia Forever Limited. (Incorporated by reference to Exhibit 10.1 of the registrant’s current report on From 8-K filed on September 25, 2008)

10.8	Form of Promissory Note dated as of October 1, 2008 (Incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K, filed on October 2, 2008)

14	Business Ethics Policy and Code of Conduct, adopted July 31, 2007. (Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed August 6, 2007)

21*	List of Subsidiaries

23*	Consent of Independent Accountants

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed with this Report.

SIGNATURES

In accordance with Section 13 or Section 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME SYSTEM GROUP
Date: April 15, 2009
By:	/s/ Fuying Wang
Fuying Wang
Chief Executive Officer, Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of April 15, 2008.

SIGNATURE	TITLE

/s/ Fuying Wang	Chief Executive Officer, President and Director
Fuying Wang	(Principal Executive Officer)

/s/ Jianming Xu	Chief Financial Officer and Treasurer and Director
Jianming Xu /s/ Jiang Zhang	(Principal Financial Officer)

Director
Jiang Zhang /s/ Weiqiu Li

Director
Weiqiu Li /s/ Kinwai Cheung

Director
Kinwai Cheung

HOME SYSTEM GROUP AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED

DECEMBER 31, 2008 AND 2007

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

MORGENSTERN,SVOBODA & BAER, CPA’s, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, NY 10005
TEL: (212) 925-9490
FAX: (212) 226-9134
E-Mail: msbcpas@gmail.com

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Home System Group

We have audited the accompanying consolidated balance sheet of Home System Group as of December 31, 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the year then ended. Home System Group’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Home System Group as of December 31, 2008 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Morgenstern, Svoboda & Baer, CPA’s PC
Certified Public Accountants

New York, NY
April 6, 2009

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

(Signed) Yu and Associates CPA Corporation

Arcadia, California
February 26, 2008

HOME SYSTEM GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007
(Expressed in US dollars except for number of shares)

	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,609,540	$821,074
Restricted cash	1,617,000	-
Accounts receivable - trade	21,117,962	10,706,256
Accounts receivable – related party	10,619,911	-
Other receivables	9,512,666	1,056,946
Inventories	15,613,175	5,267,728
Trade deposits	-	434,734
Other tax refundable	1,076,646	75,550
Deferred finance costs - acquisition	1,249,917	-
TOTAL CURRENT ASSETS	62,416,817	18,362,288

Deferred finance costs - acquisition	255,230	-
Acquisition deposits	733,500	7,540,500
Land use rights - net	1,291,852	-
Property, plant and equipment - net	9,518,826	5,986,847
Intangible assets	2,090,947	-
Goodwill	25,025,292	-
TOTAL ASSETS	$101,332,464	$31,889,635

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$21,166,318	$15,497,372
Other payable and accrued expenses	6,096,820	1,411,351
Bank loan	11,324,848	-
Bills payable	9,598,621	-
Promissory notes payable - current portion	21,536,763	-
Income taxes payable	722,033	-
Other taxes payable	424,968	802,054
Due to stockholder - current portion	1,574,573	304,366
TOTAL CURRENT LIABILITIES	72,444,944	18,015,143

NON-CURRENT LIABILITIES
Due to stockholder	600,000	600,000
Promissory notes payable	16,443,421	6,575,000

TOTAL LIABILITIES	$89,488,365	$25,190,143

STOCKHOLDERS' EQUITY
COMMON STOCK - $0.001 par value; 200,000,000 shares
authorized, 62,477,949 shares issued and outstanding at
December 31, 2008 and 2007, respectively	$62,478	$62,478
ADDITIONAL PAID-IN CAPITAL	6,581,717	6,615,726
NOTE RECEIVABLE ON STOCK ISSUANCE	(900,000)	(900,000)
STATUTORY RESERVES	29,616	29,616
RETAINED EARNINGS	4,217,826	150,161
CUMULATIVE TRANSLATION ADJUSTMENT	1,852,462	741,511
TOTAL STOCKHOLDERS' EQUITY	11,844,099	6,699,492
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$101,332,464	$31,889,635

See accompanying notes to consolidated financial statements

HOME SYSTEM GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2008 AND 2007
(Expressed in US dollars except for number of shares)

	2008	2007

NET SALES	$51,926,205	$41,012,614
Cost of sales	43,491,550	37,584,115
GROSS PROFIT	8,434,655	3,428,499

OPERATING EXPENSES
Provision for stock option costs written back	(34,009)	-
Stock based compensation	-	874,526
Amortization of intangible assets	84,845	-
General selling and administrative expenses	3,679,144	2,324,548
	3,729,980	3,199,074

INCOME FROM OPERATIONS	4,704,675	229,425

OTHER (EXPENSE) INCOME
Other income	72,228	43,593
Interest expenses	(115,859)	(212,219)
Interest income	128,551	2,141
Other expenses	(1,174)	-
	83,746	(166,485)
INCOME BEFORE INCOME TAXES	4,788,421	62,940

INCOME TAXES	(720,756)	(1,412)

NET INCOME	$4,067,665	$61,528

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	1,103,451	642,148

COMPREHENSIVE INCOME	$5,171,116	$703,676

BASIC AND DILUTED EARNINGS PER SHARE	$0.065	$0.001

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES	62,477,949	60,749,219

See accompanying notes to consolidated financial statements

HOME SYSTEM GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2008 AND 2007
(Expressed in US dollars except for number of shares)

				Note
	Number of		Additional	Receivable			Cumulative
	Shares of	Common	Paid-in	On Stock	Statutory	Retained	Translation
	Common Stock	Stock	Capital	Issuance	Reserves	Earnings	Adjustment	Total

BALANCE AT DECEMBER 31, 2006	42,500,000	42,500	3,709,025	-	-	118,249	99,363	3,969,137

Effects of reverse merger	19,797,949	19,798	2,032,355	-	-	-	-	2,052,153

Notes receivable on acquisition merger	-	-	-	(900,000)	-	-	-	(900,000)

Issuance of common stock for prepaid expenses	150,000	150	622,350	-	-	-	-	622,500

Issuance of common stock for employees	30,000	30	149,970	-	-	-	-	150,000

Issuance of stock options	-	-	102,026	-	-	-	-	102,026

Appropriation to reserves	-	-	-	-	29,616	(29,616)	-	-

Cumulative translation adjustment	-	-	-	-	-	-	642,148	642,148

Net income for the year	-	-	-	-	-	61,528	-	61,528

BALANCE AT DECEMBER 31, 2007	62,477,949	$62,478	$6,615,726	$(900,000)	$29,616	$150,161	$741,511	$6,699,492

Provision for stock option costs written back	-	-	(34,009)	-	-	-	-	(34,009)

Cumulative translation adjustment	-	-	-	-	-	-	1,103,451	1,103,451

Net income for the year	-	-	-	-	-	4,067,665	-	4,067,665

BALANCE AT DECEMBER 31, 2008	62,477,949	$62,478	$6,581,717	$(900,000)	$29,616	$4,217,826	$1,844,962	$11,836,599

See accompanying notes to consolidated financial statements

HOME SYSTEM GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2008 AND 2007
(Expressed in US dollars)
	Year Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,067,665	$61,528
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	617,940	313,854
Amortization of land use right	7,426	-
Amortization of intangible assets	84,845
Provision for stock option costs written back	(34,009)	874,526
Change in assets and liabilities:
(Increase) decrease in assets
Accounts receivable – trade	(15,084,087)	(3,330,670)
Other receivables	(4,961,559)	(713,807)
Inventories	2,178,743	(2,662,696)
Trade deposits	434,734	2,224,290
Other taxes refundable	(1,074,885)	-
Increase (decrease) in liabilities
Accounts payable	(2,664,009)	9,766,686
Other payables and accrued expenses	(746,154)	880,315
Income taxes payable	1,703,235	-
Other taxes payable	(321,737)	645,528
Net cash (used in) provided by operating activities	(15,791,852)	8,059,554

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for acquisition of subsidiary	(732,300)	(2,944,020)
Purchase of equipments	(204,678)	(2,280,492)
Net cash used in investing activities	(936,978)	(5,224,512)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash acquired in acquisition	3,085,833	-
Acquisition deposit	-	(7,540,500)
Proceeds of bank loans	5,094,820	-
Repayment of bank loans	(225,869)	(1,745,000)
Proceeds from note payable	9,582,918	6,575,000
Deposits to restricted cash	(1,614,355)	-
Repayment to related party	-	(249,266)
Advance from stockholder	1,569,717	904,363
Net cash provided by financing activities	17,493,064	(2,055,403)

EXCHANGE RATE EFFECT ON CASH	24,232	35,423

NET INCREASE IN CASH	788,466	815,062
CASH - BEGINNING OF YEAR	821,074	6,012

CASH - END OF YEAR	$1,609,540	$821,074

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Cash paid during the period for:
Interest	$115,859	$147,764
Income taxes	$226,984	$72,574

NONCASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for prepaid expenses	$-	$622,500
Issuance of common stock for employees' compensation	$-	$150,000
Issuance of stock options	$-	$102,026
Cost of investment paid by issuance of promissory note	$(37,968,536)	$-
Issuance of promissory note for settlement of cost of investment	$39,473,683	$-
Deferred finance cost for acquisition of the subsidiaries	$(1,505,147)	$-

See accompanying notes to consolidated financial statements

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANISATION AND NATURE OF BUSINESS

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

NOTE 1 – ORGANISATION AND NATURE OF BUSINESS (Continued)

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

On October 1, 2008, the Company issued promissory notes to the former Shareholders of Asia Forever Investment Limited (“Asia Forever”) as payment of the purchase price of approximately $39 million for the Company’s acquisition of Asia Forever. The notes have a maturity of 2 years and will bear no interest. Principal will be repaid as follows: 25% payable on or before December 31, 2008, the remaining principal amount to be repaid in 3 semi-annual installments with the final installment due on or before the maturity date. Asia Forever Investment Limited (the “Company”) was incorporated with limited liability on April 1, 2008 in the Hong Kong Special Administrative Region (“HK") and it was an investment holding company which is 100% holding of Zhongshan Weihe Electrical Appliances Co. Ltd.

On September 1, 2008, Asia Forever completed its acquisition of 100% of Zhongshan Weihe Electrical Appliances Co. Ltd. ("Weihe") in cash transaction amounting $728,396 (RMB5,000,000). Weihe was incorporated with limited liability on August 3, 1998 in the People’s Republic of China (“PRC"). The Company manufactures ceiling fans and residential lighting for the international consumer market through various distributors.

NOTE 2 – BASIS OF PREPARATION AND CONSOLIDATION

The accompanying financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

Basic and diluted earnings per share are the same as of December 31, 2008 and 2007 because all options are anti-dilutive.

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

Inventory

Inventory is stated at the lower of cost or market value.  The Company evaluates the net realizable value of its inventories on a regular basis and records a provision for loss to reduce the computed weighted-average cost if it exceeds the net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to consummate the sale.  Raw materials are determined by the weighted average method.  Work-in-progress and finished goods inventories consist of raw materials, direct labor and overhead associated with the manufacturing process.

Trade accounts receivables

Trade accounts receivable are stated at cost, net of allowance for doubtful accounts.  The Company maintains reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded primarily on a specific identification basis.  There were $0 and $0 in allowances for doubtful accounts as of December 31, 2008 and 2007.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin No. 104, “Revenue Recognition”. Revenue from sales of the Company’s products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are delivered to and accepted by its customers, the price is fixed or determinable as stated on the sales contract, and collectibility is reasonably assured.  Customers do not have a general right of return on products shipped. Product returns to the Company were insignificant during past years.  There are no post-shipment obligations, price protection and bill and hold arrangements.

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, plant and equipment

Property, plant and equipment are stated at cost including the cost of improvements.  Maintenance and repairs are charged to expense as incurred.  Assets under construction are not depreciated until construction is completed and the assets are ready for their intended use.  Depreciation and amortization are provided on the straight-line method based on the estimated useful lives of the assets as follows:

Plant and machinery	5 to 12 years
Buildings	20 years
Furniture, fixtures and equipment	5 to 10 years
Motor vehicle	8 to 10 years

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

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the temporary difference between the financial statement and tax basis of assets and liabilities using presently enacted tax rates in effect.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  Income taxes are provided on an asset and liability approach for financial accounting and reporting of income taxes.  Any tax paid by subsidiaries during the year is recorded.  Current tax is based on the profit or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purposes and is calculated using tax rates that have been enacted or substantively enacted at the balance sheet date.

A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized.

Related parties

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. Related parties may be individuals or corporate entities.

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

December 31, 2008
Balance sheet	USD0.1467 to RMB1.00
Statement of income and comprehensive income	USD0.1442 to RMB1.00

December 31, 2007
Balance sheet	USD 0.1371 to RMB1.00
Statement of income and comprehensive income	USD 0.1317 to RMB1.00

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

Goodwill

We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using discounted projected cash flows. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. We will conduct our annual impairment test as of December 31 of each year, and will determine if there is any impairment in 2008. There were no events or circumstances through the filing date of this report that would require an impairment charge at December 31, 2008.

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

NOTE 4 – BUSINESS ACQUISITIONS

ASIA FOREVER INVESTMENT LIMITED (“Asia Forever”)

On October 1, 2008, the Company issued promissory notes to the former Shareholders of Asia Forever Investment Limited (“Asia Forever”) as payment of the purchase price for the Company’s acquisition of Asia Forever. The notes have a maturity of 2 years and will bear no interest. Principal will be repaid as follows: 25% payable on or before December 31, 2008, the remaining principal amount to be repaid in 3 semi-annual installments with the final installment due on or before the maturity date. Asia Forever Investment Limited (the “Company”) was incorporated with limited liability on April 1, 2008 in the Hong Kong Special Administrative Region (“HK") and it was an investment holding company which is 100% holding of Zhongshan Weihe Electrical Appliances Co. Ltd.

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – BUSINESS ACQUISITIONS (Continued)

The estimated initial fair value of the non-interest bearing promissory note payable is based on the discounted effective borrowing rate of the Company, discount rate of 5.31%. The Company paid $8,068,500 (RMB55 million) of the total cash consideration of $39,473,684 (RMB270 million) at the closing date, leaving a balance due on the promissory note after the closing of $31,405,184. The net present value of this note payable at October 1, 2008 was $38,755,325 and deferred finance costs of $5,227,679 was recorded and amortized using the effective interest rate method. The amortization of the deferred finance costs will start from January 1, 2009.

The Company adopted SFAS No. 141R, Business Combinations, which requires the use of the purchase method of accounting for any business combinations initiated after June 30, 2002. The results of Asia Forever and the estimated fair market values of the assets and liabilities have been included in our consolidated financial statements from the date of acquisition. The purchase price for Asia Forever was allocated to the assets acquired and liabilities assumed of Asia Forever. All assets and liabilities assumed, based on their fair values.

In valuing the intangible assets, management has done a valuation as of September 30, 2008. The  total amount of goodwill, customer relationship and brand name valuation combined at the date of this acquisition is $27,201,084 of which $25,025,292, $2,030,000 and $145,792 are apportioned to goodwill, customer relationship and brand name respectively. The life of the customer relationship and brand name are 6.25 and 10 years, and the straight line amortization of this customer list and brand name for the year ended December 31, 2008 from the date of acquisition is $84,845.

Trade receivables	$5,339,719
Other receivables and prepayments	3,222,413
Inventories	12,183,829
Tax refundable	981,309
Property, plant and equipment, net	3,524,094
Land use right, net	1,295,747
Intangible assets-customer relationship	2,030,000
Intangible assets-brand name	145,792
Goodwill	25,025,292
Trade payables	(7,150,126)
Other payables and accrued expenses	(5,285,028)
Bank loans	(6,430,338)

Net assets acquired – net of $3,085,833 cash acquired from Asia Forever	$34,882,703

The following unaudited pro forma information assumes the Transaction occurred on the beginning of the year or the period presented respectively. These unaudited pro forma results have been prepared for informational purposes only and do not purport to represent what the results of operations would have been had the Transaction occurred as of the date indicated, nor of future results of operations. The unaudited pro forma results for the year ended December 31, 2008 and 2007 are as follows:

	Year ended December 31
	2008	2007
Net sales	$86,643,202	$51,202,856
Net income	$6,591,302	$6,198,355
Earnings per share (basic and diluted)	$0.105	$0.102
Weighted average number of shares (basic and diluted)	62,477,949	60,749,219

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – RESTRICTED CASH AND BILLS PAYABLE

Restricted cash consists of the following:

	2008	2007

Bank deposit held as collateral for bills payable	$1,617,000	$-

At December 31, 2008 and 2007, restricted cash of $1,617,000 and $0 respectively, represented the deposits pledged for bills payable.

The Company is requested by certain of its suppliers to settle amounts owed to such suppliers by the issuance of bills through banks for which the banks undertake to guarantee the Company’s settlement of these amounts at maturity. These bills are interest-free with maturity dates of six months from the date of issuance. In order to provide such guarantees for the bills, the Company’s subsidiaries, Well Profit and Weihe have entered into bank acceptance agreements with Bank.  Pursuant to the Bank’s acceptance agreements, the Bank provided its undertakings to guarantee payment of certain of the Company’s notes with an aggregate amount of approximately $9.6 million. As security for the banks’ undertakings, the Company is required to pay the banks’ charges as well as deposit with such banks amounts equal to 10% to 50% of the bills’ amount at the time of such issuance.

NOTE 6 – OTHER RECEIVABLES

Other receivables consists of the following:

	2008	2007

Other receivable, net of allowances for bad debts, $0 and $0	$8,799,919	$1,056,946
Deposit	606,249	-
Advance to employees	106,498	-

Total	$9,512,666	$1,056,946

NOTE 7 – INVENTORIES

Inventories consist of the following:

	2008	2007

Raw materials	$9,243,130	$1,695,194
Work in process	5,352,141	2,167,281
Consumable	76,389	70,950
Finished goods	941,515	1,334,303

Total	$15,613,175	$5,267,728

NOTE 8 – TRADE DEPOSITS

Amount represents deposits held by suppliers to be used for future purchases.

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – OTHER TAXES REFUNDABLE

Other taxes refundable consist of the following:

	2008	2007

Value added tax refundable	$1,076,646	$-

NOTE 10 – ACQUISITION DEPOSIT

The acquisition deposit of $ 733,500 (RMB5 million) and $7,540,500 (RMB 55 million) as of December 31, 2008 and 2007 respectively, represented the partial payment of the cash portion of the consideration for the acquisition of Juxian and Weihe in September, 2007. However, the delivery of the Company's stock, which is traded on the OTCBB, has not been recognized as a share exchange consideration by the relevant PRC government authority for the purposes of approval of the ownership transfer of Weihe and Juxian. On February 7, 2008, the share exchange agreement for the acquisition of Weihe and Juxian were cancelled. The Company has been in negotiation with the shareholders of Weihe for new terms of the acquisition of Weihe and intends to enter into a new agreement to acquire Weihe. The deposit paid under the original agreement will be applied to the new agreement.

On October 1, 2008, the Company issued promissory notes to the former Shareholders of Asia Forever Investment Limited (“Asia Forever”) as payment of the purchase price for the Company’s acquisition of Asia Forever. On the same date, the acquisition deposits set off with the promissory note. The balance of $733,500 is the deposits paid to the shareholders of Juxian which the shareholders will refund the deposits to the Company in 2009.

NOTE 11 – LAND USE RIGHT, NET

	2008	2007

Land use right	$1,299,172	$-
Less: accumulated amortization	7,320	-

Land use right, net	$1,291,852	$-

The Company obtained the right from the relevant PRC land authority for periods of 50 years to use the lands on which the production facilities and warehouses of the Company are situated.

During the years ended December 31, 2008 and 2007, amortization amounted to $7,426 and $0 respectively.

The estimated aggregate amortization expenses for land use right for the five succeeding years is as follows:

Year
2009	$25,983
2010	25,983
2011	25,983
2012	25,983
2013	25,983
thereafter	$1,161,937

1,291,852

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	2008	2007
At cost:

Plant and machinery	$8,253,436	$6,278,535
Buildings	2,145,009	-
Furniture, fixtures and equipment	142,525	87,831
Motor vehicle	12,405	-

Total	10,553,375	6,366,366

Less: accumulated depreciation	1,034,549	379,519

Net book value	$9,518,826	$5,986,847

During the year ended December 31, 2008, depreciation expenses amounted to $617,940, among which $ 560,497 and $57,443 were recorded as cost of sales and administrative expense respectively.

During the year ended December 31, 2007, depreciation expenses amounted to $313,854, among which $ 224,841 and $89,013 were recorded as cost of sales and administrative expense respectively.

NOTE 13 – INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	2008	2007
At cost:

Customer relationship	$2,030,000	$-
Brand name	145,792	-

Total	2,175,792	-

Less: accumulated amortization	84,845	-

Net book value	$2,090,947	$-

During the year ended December 31, 2008 and 2007, amortization expenses of intangible assets amounted to $84,845 and $0 respectively.

The intangible assets are carried at cost and are amortized over the expected useful lives.  Brand name is expected to be amortized on a systematic basis over their expected useful lives of 10 years.  Expected amortization totals $14,579 each year in 2009 through 2013, and approximately $69,252 in the years thereafter.  Customer relationship is expected to be amortized on a systematic basis over their expected useful lives of 6.25 years.  Expected amortization totals $324,800 each year in 2009 through 2013, and approximately $324,800 in the years thereafter.

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – INTANGIBLE ASSETS, NET (Continued)

The estimated aggregate amortization expenses for the brand name and customer relationship for the five succeeding years is as follows:

Year
2009	$339,379
2010	339,379
2011	339,379
2012	339,379
2013	339,379
thereafter	$394,052

2,090,947

NOTE 14 – OTHER PAYABLE AND ACCRUED EXPENSES

Other payable and accrued expenses consist of the following:

	2008	2007

Other payable	$4,914,138	$508,112
Accrued expenses	1,101,494	669,160
Accrued salary	81,188	234,079

Total	$6,096,820	$1,411,351

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – BANK LOANS

The bank loans are the short term loans that denominated in Chinese Renminbi and are presented in US dollars as follows:

	2008	2007

Loans repayable within one year

Loans from CITIC Bank, interest rate at 7.62% per annum, due from October 10, 2008 to October 9, 2009, secured by Li Weiqi, the general manager of Well Profit.	$2,934,000	$-

Loans from Bank of communication, interest rate at 10.34% (LIBOR+4.6%), due within 90 days, secured by accounts receivable, the related company, WaiYi (Hong Kong) Limited.	676,710	-

Loans from Guangdong Development Bank (Zhongshan Branch), interest rate at 10.34% (LIBOR+4.6%), due within 90 days, secured by accounts receivable, the related company, WaiYi (Hong Kong) Limited.	2,312,593	-

Loans from Standard Chartered Bank, interest rate at 10.74% (LIBRO+5%), due within 90 days, secured by accounts receivable, the related company, WaiYi (Hong Kong) Limited.	267,045	-

Loans from Industrial and Commercial Bank of China, interest rate at 6.21%, due from September 28, 2008 to January 22, 2009, secured by Letter of Credit.	3,667,500	-

Loans from Industrial and Commercial Bank of China, interest rate at 6.21%, due from September 28, 2008 to January 16, 2009, secured by Letter of Credit.	1,467,000	-

Total	$11,324,848	$-

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – PROMISSORY NOTES PAYABLE AND DEFERRED FINANCING COST

Promissory notes payable consists of the following:

	2008	2007

Notes payable related to the fixed prices standby equity distribution agreement	$6,575,000	$6,575,000
Notes payable related to acquisition of subsidiary	31,405,184	-

	37,980,184	6,575,000

Less: Current portion	21,536,763	-

Notes payable recorded under non-current liabilities	16,443,421	6,575,000

Deferred financing cost consists of the following:

	2008	2007

Deferred financing cost	$1,505,147	$-

Less: Current portion	1,249,917	-

Deferred financing cost recorded under non-current assets	$255,230	$-

(i)	Fixed price standby equity distribution agreement

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

On February 7, 2008, the Company cancelled the Fixed Price Standby Equity Distribution Agreement with the investors and the amount of $6,575,000 received to be refunded has been reflected as “Notes Payable” recorded under non-current liabilities.

(ii) Issuance of promissory note during the business acquisition

On October 1, 2008, the Company issued promissory note to the former Shareholders of Asia Forever Investment Limited (“Asia Forever”) as payment of the purchase price for the Company’s acquisition of Asia Forever. The notes have a maturity of 2 years and will bear no interest. Principal will be repaid as follows: 25% payable on or before December 31, 2008, the remaining principal amount to be repaid in 3 semi-annual installments with the final installment due on or before the maturity date.

The estimated initial fair value of the non-interest bearing promissory note payable is based on the discounted effective borrowing rate of the Company, discount rate of 5.31% (ie the company loan borrowing rate). The Company paid $8,068,500  (RMB 55 million) of the total consideration of $39,473,684 (RMB 270 million) at the closing date, leaving a balance due on the promissory note after the closing of $31,405,184. The net present value of this note payable at October 1, 2008 was $29,900,037 and deferred finance costs of $1,505,147 was recorded and amortized using the effective interest rate method.

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – OTHER TAXES PAYABLE

Other taxes payable consists of the following:

	2008	2007

Value added tax payable	$421,670	$793,335
Individual income tax payable	3,298	8,719

Total	$424,968	$802,054

NOTE 18 – DUE TO STOCKHOLDER

Amount represents advances from a stockholder as at December 31, 2008.  The amount due is unsecured with no stated interest. Amount of $600,000 is not repayable within twelve months from the balance sheet date which recorded under non-current liabilities and the remaining amount of $ 1,574,573 is repayable on demand which recorded under current liabilities.

NOTE 19 –RELATED PARTIES TRANSACTIONS

During the year ended December 31, 2008, the Company had the transactions with certain related companies in the normal course of business are stated as follows:

	2008	2007

Sales to the related companies	$11,956,295	$9,722,473
Percentage of total net sales	23.0%	24.0%
Purchases from the related companies	$-	$4,276,390
Percentage of total purchases	-	11.0%
Rental expenses paid to related companies	$-	$337,350
Building management fee paid to related companies	$-	$19,052

As at December 31, 2008, Weihe has an account receivable with its related company, Weiyi (HK) Limited amounting to $ 10,619,911 recorded under accounts receivable-related party.

NOTE 20 – SHIPPING AND HANDLING FEES AND COSTS

The Company follows Emerging Issues Task Force (“EITF”) No. 00-10, Accounting for Shipping and Handling Fees and Costs.  The Company does not charge its customers for shipping and handling.  The Company classifies shipping and handling costs as part of the cost of goods sold which are $510,495 and $416,675 for the year ended December 31, 2008 and 2007 respectively.

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – WARRANTY

The Company accrues an estimate of its exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability annually and adjusts the amount as necessary.  The warranty liability is included in accrued expenses in the accompanying balance sheet. In June 30, 2008, the Company decided not to provide the warranty and guarantee to the customers since the Company provided good quality products to customers. As at December 31, 2008, there is no warranty liability recorded in the balance sheet.  Changes in the Company’s warranty liability were as follows:

	2008		2007

Warranty accrual, beginning of period		$22,688	$24,025
Warranty accrued during the period		-	13,731
Adjustments to pre-existing accruals		(22,688)	(958)
Actual warranty expenditures		-	(14,110)

Warranty, end of period	$		$22,688

NOTE 22 – INCOME TAXES

UNITED STATES

The Company is incorporated in the United States of America and is subject to United States of America tax law. No provisions for income taxes have been made as the Company has no taxable income for reporting periods. The applicable income tax rates for the Company for the reporting periods are 34%.

BVI

HSGI is incorporated in the BVI and, under the current laws of the BVI, are not subject to income taxes.

HONG KONG

Holy is an investment holding company in Hong Kong. No provisions for income taxes have been made as the Company has no taxable income for reporting periods.

No Hong Kong Profits Tax has been provided in the financial statements as the business of Oceanic is carried outside Hong Kong and there was no income derived from or arising in Hong Kong during the period.

PRC

Well Profit being a foreign venture enterprise is entitled to, starting from the first profitable year, a two-year exemption from enterprise income tax followed by a three-year 50% reduction in its enterprise income tax rate (“Tax Holiday”). As such, after the application by Well Profit and approval by the relevant tax authority in 2007, Well Profit was exempted from enterprise income tax for the fiscal years 2007 and 2008.  For the following three fiscal years from 2009 to 2011, Well Profit will be subject to enterprise income tax at rate of 12.5%.

During the year ended December 31, 2008 and 2007, Well Profit received the tax holiday are $656,163 and $65,892 respectively. The affect on basic and diluted earnings per share for 2008 and 2007 is an increase of $0.011 and $0.001 respectively.

In the fiscal year 2007,Zhongshan Weihe Electrical Appliances Co. Ltd. ("Weihe") is a domestic enterprise in the PRC and subject to enterprise income tax at 33%, in which 30% for national tax and 3% for local tax, of the assessable profits as reported in the statutory financial statements prepared under China Accounting regulations.

Effective on January 1, 2008, the PRC Enterprise Income Tax Law, or EIT Law, and Implementing Rules impose a unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises in China, unless they qualify under certain limited exception.

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – INCOME TAXES (Continued)

On January 1, 2007, the Company adopted FIN 48, which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

Until December 31, 2007, the directors considered that the Company had no uncertain tax positions affected its consolidated financial position and results of operations or cash flow, and will continue to evaluate for the uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s financial statements for the year ended December 31, 2007.

No provision for deferred taxes has been made as there were no material temporary differences at December 31, 2008 and 2007.

The income taxes provided represents the following:

	2008	2007

PRC Enterprise Income Tax		-
Current	$720,756	$1,412
Deferred tax provision	-	-

	$720,756	$1,412

The effective income tax expenses differ from the PRC statutory income tax rate from continuing operations in the PRC as follows:

	2008	2007

Provision for income taxes at statutory income tax rate – 25% in 2008 and 33% in 2007	$1,197,105	$22,182
Tax Holiday	(656,164)	(65,892)
Income not subject to tax	(44,333)	(419,589)
Loss from the subsidiaries	224,148	464,711

	$720,756	$1,412

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 – SEGMENT REPORTING

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

The Company has six reportable segments: (1) barbeque set, (2) skateboards, (3) Other home appliances, (4) General trading, (5) Fans and (6) Corporate, . These operating segments were determined based on the nature of the products and services offered. Overhead items that are specifically identifiable to a particular segment are applied to such a segment.

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

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes.

	Barbeque set		Skateboards		Other home appliances		General Trading		Fans		Corporate		Total
	For the year ended December 31, 2008	For the year ended December 31, 2007	For the year ended December 31, 2008	For the year ended December 31, 2007	For the year ended December 31, 2008	For the year ended December 31, 2007	For the year ended December 31, 2008	For the year ended December 31, 2007	For the year ended December 31, 2008	For the year ended December 31, 2007	For the year ended December 31, 2008	For the year ended December 31, 2007	For the year ended December 31, 2008	For the year ended December 31, 2007
Net sales	$9,150,319	$29,899,115	$8,655,136	$10,427,732	$10,175,965	$685,767	$11,748,688	$-	$12,196,096	$-	$-	$-	$51,926,204	$41,012,614
Depreciation and amortization	$141,418	$243,981	$56,344	$59	$211,209	$69,814	$73,378	$-	$85,719	$-	$57,297	$-	$625,365	$313,854
Segment income before income taxes	$(1,605,649)	$1,332,484	$744,543	$125,111	$967,353	$4,411	$2,518,452	$-	$3,060,357	$-	$(896,635)	$(1,399,066)	$4,788,421	$62,940
Segment assets	$8,425,680	$13,009,322	$7,953,810	$7,894,668	$9,351,407	$2,274,377	$11,767,940	$-	$33,510,842	$-	$30,322,785	$8,711,268	$101,332,464	$31,889,635

Capital expenditures	$204,677	$119,568	$-	$1,481	$-	$2,159,443	$-	$-	$-	$-	$-	$-	$204,677	$2,280,492

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 – STOCK OPTIONS

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

The following table summarizes all Company stock option transactions between January 1, 2008 and December 31, 2008:

	Share options under option scheme	Provision of option shares	Exercise Price per Common Share Range
Balance, January 1, 2008	100,000	50,000	6.00
Written back on termination of services	(66,667)	(16,667)

Balance, December 31, 2008	33,333	33,333	6.00

The following table provides certain information with respect to the above referenced options outstanding at December 31, 2008:

Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life Years
$6	$6	8.63

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25 – CONCENTRATIONS, RISK AND UNCERTAINTIES

The Company has the following concentrations of business with each customer constituting greater than 10% of the Company’s sales:

	2008	2007

Zhongshan City Heng Bao Trading Co., Ltd	70%	69%
Rich Empire International Limited	-	22%
Zhongshan City Xin Da Import and Export Company Limited	-	1%
WaiYi (HK) Limited	21%	0%

The Company has the following concentrations of accounts receivable constituting greater than 10% of the Company’s accounts receivable:

	2008	2007

Zhongshan City Heng Bao Trading Co., Ltd	65%	97%
Zhongshan City Guang Yu Import and Export Company Limited	-	22%
WaiYi (HK) Limited	34%	-

This concentration makes the Company vulnerable to a near-term severe impact should the relationships be terminated.

The Company has the following concentrations of business with each supplier constituting greater than 10% of the Company’s purchases:

	2008	2007

Zhongshan City Oceanic International Company Limited	13%	22%
Zhongshan City Heng Bao Trading Company Limited	6%	3%
Foshan Ying Yuan Import and Export Company Limited	-	18%
Hubei Xin Cheng Industry & Trade Company Limited	13%	-

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 26 – COMMITMENTS AND CONTINGENCIES

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

2008
December 31,
2009	$360,027
2010	360,027
2011	360,027
2012	360,027
2013	240,018

$1,680,126

During the years ended December 31, 2008 and 2007, rental expenses were $683,943 and $618,820 respectively.