Form 10-Q
period 2009-03-31
Home System Group
filed 2009-06-02
CIK 1172319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 1, 2009
Common Stock, $0.001 par value per share	62, 477, 949 shares

HOME SYSTEM GROUP
FORM 10-Q

Except as otherwise required by the context, all references in this report to "we", "us”, "our",  or "Company" refer to the consolidated operations of Home System Group, a Nevada corporation, and its wholly owned subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

HOME SYSTEM GROUP AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

  (UNAUDITED)

C O N T E N T S

MORGENSTERN,SVOBODA & BAER, CPA’s, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, NY 10005
TEL: (212) 925-9490
FAX: (212) 226-9134
E-Mail: msbcpas@gmail.com

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Home System Group

We have reviewed the accompanying consolidated balance sheets of Home System Group as of March 31, 2009, and the consolidated statements of operations for the three months ended March 31, 2009 and 2008 and the consolidated statements of cash flows and shareholders’ equity for the three months then ended.  Home System Group’s management is responsible for these financial statements.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Home System Group as of December 31, 2008, and the related consolidated statements of income, retained earnings and comprehensive income, and consolidated statements of cash flows for the year then ended; and in our report dated April 6, 2009, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2008 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Morgenstern, Svoboda & Baer, CPA’s PC
Certified Public Accountants

New York, NY
May 21, 2009

HOME SYSTEM GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

	March 31,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$12,387,783	$1,609,540
Restricted cash	1,953,693	1,617,000
Accounts receivable – trade	34,453,124	21,117,962
Accounts receivable-related party	-	10,619,911
Other receivables	11,060,177	9,512,666
Inventories	19,115,951	15,613,175
Trade deposits	373,733	-
Due from related party	-	-
Deferred finance costs - acquisitions	876,888	1,249,917
Income tax refundable	816,113	1,076,646
TOTAL CURRENT ASSETS	81,037,462	62,416,817

Deferred finance costs - acquisitions	255,230	255,230
Acquisition deposits	731,500	733,500
Land use right -net	1,284,425	1,291,852
Property, plant and equipment – net	9,201,036	9,518,826
Intangible assets	2,006,102	2,090,947
Goodwill	25,025,292	25,025,292

TOTAL ASSETS	$119,541,047	$101,332,464

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank loan	$11,922,821	$11,324,848
Bills payable	15,549,131	9,598,621
Accounts payable – trade	22,998,531	21,166,318
Accrued expenses and other payables	12,468,904	6,096,820
Income taxes payable	522,008	722,033
Other taxes payable	-	424,968
Promissory notes payable - current portion	21,558,763	21,536,763
Due to a stockholder – current portion	1,236,473	1,574,573
TOTAL CURRENT LIABILITIES	86,256,631	72,444,944

NON-CURRENT LIABILITIES
Long-term Loan	2,926,000	-
Due to a stockholder – non-current portion	600,000	600,000
Notes payable	16,443,421	16,443,421

TOTAL LIABILITIES	106,226,052	$89,488,365

STOCKHOLDERS' EQUITY

COMMON STOCK - $0.001 par value; 200,000,000 shares
authorized, 62,477,949 shares issued and outstanding	62,478	62,478
at March 31, 2009 and December 31, 2008
ADDITIONAL PAID-IN CAPITAL	6,581,717	6,581,717

NOTE RECEIVABLE ON STOCK ISSUANCE	(900,000)	(900,000)

STATUTORY RESERVES	29,616	29,616

(ACCUMULATED DEFICIT) RETAINED EARNINGS	5,744,351	4,217,826

CUMULATIVE TRANSLATION ADJUSTMENT	1,796,833	1,852,462

TOTAL STOCKHOLDERS' EQUITY	$13,314,995	$11,844,099

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$119,541,047	$101,332,464

The accompanying notes are an integral part of these financial statements

HOME SYSTEM GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME /OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(UNAUDITED)

	Three Months Ended March 31,
	2009	2008

NET SALES	$15,429,114	$7,678,489
Cost of sales	11,656,538	8,648,024
GROSS (LOSS) PROFIT	3,772,576	(969,535)

OPERATING EXPENSES
Provision for stock option costs written back		(34,009)

General selling and administrative expenses	1,414,775	837,088
	1,414,775	803,079

INCOME(LOSS) FROM OPERATIONS	2,357,801	(1,772,614)

OTHER (EXPENSE) INCOME
Other expenses	(61,737)	(1,259)
Interest expenses	369,641	(10,842)
Interest income	747	-
	308,651	(12,101)

INCOME(LOSS) BEFORE INCOME TAXES	2,049,150	(1,784,715)

INCOME TAXES	522,625	-

NET INCOME(LOSS)	1,526,525	(1,784,715)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment	(55,629)	544,786

COMPREHENSIVE (LOSS) INCOME	$1,470,896	$(1,239,929)

EARNINGS(LOSS) PER SHARE
-BASIC	$0.02	$(0.03)
-DILUTED	$0.02	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES
-BASIC	62,477,949	62,477,949
-DILUTED	62,477,949	62,477,949

The accompanying notes are an integral part of these financial statements

HOME SYSTEM GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND YEAR ENDED DECEMBER 31, 2008

	Numer of			Note Receviable			Cumulative
	Shares of	Common	Paid-in	for Stock	Statutory	Retained	Translation
	Common Stock	Stock	Capital	Issuance	Reserve	Earnings	Adjustment	Total

BALANCE AT DECEMBER 31, 2007	62,477,949	$62,478	$6,615,726	$(900,000)	$29,616	$150,161	$741,511	$6,699,492

Stocked based compensation			(34,009)					(34,009)

Cumulative translation adjustment							1,103,451	1,103,451

Net income for year						4,067,667		4,067,667

BALANCE AT DECEMBER 31, 2008	62,477,949	62,478	6,581,717	(900,000)	29,616	4,217,826	1,852,462	11,844,099

Stocked based compensation								-

Cumulative translation adjustment							(55,629)	(55,629)

Net income for three months						1,526,525		1,526,,525

BALANCE AT March 31, 2009	62,477,949	62,478	6,581,717	(900,000)	29,616	5,744,351	1,796,833	13,314,995

The accompanying notes are an integral part of these financial statements

SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Expressed in US dollars)
 (UNAUDITED)
	Three Months Ended March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$1,526,525	$(1,784,715)
Adjustments to reconcile net (loss)income
to net cash (used in) provided by operating activities
Depreciation	336,212	147,063
Amortization of land use right	7,427
Amortization of intangible assets	84,845
Provision for stock option costs written back		(34,009)
Change in assets and liabilities:
(Increase) decrease in assets
Accounts receivable	(2,805,507)	4,485,044
Other receivables	(1,575,592)	(185,192)
Inventories	(3,550,195)	341,170
Trade deposits	(373,733)	-
Deferred interest expenses	373,029
Other taxes refundable	1,075,178
Increase (decrease) in liabilities
Bills payable	404,833	2,292,530
Accounts payable, other payables and accrued expenses	7,884,605	(5,016,287)
Taxes payable	(1,439,945)	(738,009)
Net cash (used in) provided by operating activities	1,947,682	(492,405)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(18,422)	(28,723)
Net cash (used in) investing activities	(18,422)	(28,723)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (repayment) of bank loans	3,559,711	699,000
Notes payable	5,984,853
Restricted cash	(341,568)	(917,012)
Net decrease in due to related party	(1,172,000)	(6,621)
Increase in due from stockholder	732,500	-
Increase in due to stockholder	104,000	305,255
Dividend distribution for acquisition		-
Net cash provided by (used in) financing activities	8,867,496	80,622

EXCHANGE RATE EFFECT ON CASH	(18,513)	22,055

NET INCREASE (DECREASE) IN CASH	10,778,243	(418,451)

CASH - BEGINNING OF PERIOD	1,609,540	821,074

CASH - END OF PERIOD	$12,387,783	$402,623

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$369,641	$10,842
Income taxes	$792,454	$-

The accompanying notes are an integral part of these financial statements

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

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
MARCH 31, 2009

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
MARCH 31, 2009

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

Trade accounts receivables

Trade accounts receivable are stated at cost, net of allowance for doubtful accounts.  The Company maintains reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded primarily on a specific identification basis.  There were $0 in allowances for doubtful accounts as of March 31, 2009 and December 31, 2008.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin No. 104, “Revenue Recognition”. Revenue from sales of the Company’s products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are delivered to and accepted by its customers, the price is fixed or determinable as stated on the sales contract, and collectability is reasonably assured.  Customers do not have a general right of return on products shipped. Product returns to the Company were insignificant during past years.  There are no post-shipment obligations, price protection and bill and hold arrangements.

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

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
MARCH 31, 2009

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

March 31, 2009
Balance sheet	USD0.1463 to RMB1.00
Statement of income and comprehensive income	USD0.1465 to RMB1.00

Balance sheet at December 31, 2008	USD0.1467 to RMB1.00
Statement of income and comprehensive income	USD0.1396 to RMB1.00
At March 31, 2008

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

Goodwill

We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using discounted projected cash flows. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. We will conduct our annual impairment test as of December 31 of each year, and will determine if there is any impairment.

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

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
MARCH 31, 2009

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

NOTE 4– INVENTORIES

Inventories consist of the following:

	March 31, 2009	December 31, 2008

Raw materials	$8,704,855	$9,243,130
Work in process	4,252,565	5,352,141
Consumable	94,767	76,389
Finished goods	6,016,399	941,515
Consign process product	47,366
Total	$19,115,951	$15,613,175

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 5 – RESTRICTED CASH AND BILLS PAYABLE

Restricted cash consists of the following:

	March 31,	December 31,
	2009	2008

Bank deposit held as collateral for bills payable	$1,953,693	$1,617,000

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

NOTE 6– ACQUISITION DEPOSIT

The acquisition deposit of $ 731,500 (RMB5 million) and $733,500 (RMB 5 million) as of March 31, 2009 and December 31, 2008 respectively, represented the partial payment of the cash portion of the consideration for the acquisition of Juxian and Weihe in September, 2007. However, the delivery of the Company's stock, which is traded on the OTCBB, has not been recognized as a share exchange consideration by the relevant PRC government authority for the purposes of approval of the ownership transfer of Weihe and Juxian. On February 7, 2008, the share exchange agreement for the acquisition of Weihe and Juxian were cancelled. The Company has been in negotiation with the shareholders of Weihe for new terms of the acquisition of Weihe and intends to enter into a new agreement to acquire Weihe. The deposit paid under the original agreement will be applied to the new agreement.

On October 1, 2008, the Company issued promissory notes to the former Shareholders of Asia Forever Investment Limited (“Asia Forever”) as payment of the purchase price for the Company’s acquisition of Asia Forever. On the same date, the acquisition deposits set off with the promissory note. The balance of $731,500 is the deposits paid to the shareholders of Juxian which the shareholders will refund the deposits to the Company in 2009.

NOTE 7– LAND USE RIGHT, NET

	March 31, 2009	December 31, 2008

Land use right	$1,299,172	$1,299,172
Less: accumulated amortization	14,747	7,320

Land use right, net	$1,284,425	$1,291,852

The Company obtained the right from the relevant PRC land authority for periods of 50 years to use the lands on which the production facilities and warehouses of the Company are situated.

During the three months ended March 31, 2009 and 2008, amortization amounted to $7,427 and $0 respectively.

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 7– LAND USE RIGHT, NET (Continued)

The estimated aggregate amortization expenses for land use right for the five succeeding years is as follows:

Year
2010	29,708
2011	29,708
2012	29,708
2013	29,708
2014	29,708
thereafter	$1,135,885

1,284,425

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	March 31, 2009	December 31, 2008
At cost:

Plant and machinery	$8,266,547	$8,253,436
Buildings	2,145,009	2,145,009
Furniture, fixtures and equipment	147,836	142,525
Motor vehicle	12,405	12,405

Total	10,571,797	10,553,375

Less: accumulated depreciation	1,370,761	1,034,549

Net book value	$9,201,036	$9,518,826

During the three months period ended March 31, 2009, depreciation expenses amounted to $336,213, among which $251,745 and $84,468 were recorded as cost of sales and administrative expense respectively.

During the three months period ended March 31, 2008, depreciation expenses amounted to $147,063, among which $143,053 and $4,010 were recorded as cost of sales and administrative expense respectively.

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 9 – INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	March 31, 2009	December 31, 2008
At cost:

Customer relationship	$2,030,000	$2,030,000
Brand name	145,792	145,792

Total	2,175,792	2,175,792

Less: accumulated amortization	169,690	84,845

Net book value	$2,006,102	$2,090,947

During the three months period ended March 31, 2009 and 2008, amortization expenses of intangible assets amounted to $84,845 and $0 respectively.

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

The estimated aggregate amortization expenses for the brand name and customer relationship for the five succeeding years are as follows:

Year
2010	339,380
2011	339,380
2012	339,380
2013	339,380
2014	339,380
thereafter	$309,202

2,006,102

NOTE 10– BANK LOAN

The bank loans are the short term loans that denominated in Chinese Renminbi and are presented in US dollars as follows:

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

	March 31, 2009	December 31, 2008

Loans repayable within one year

Loans from Bank of communication, interest rate at 3.19% (LIBOR+2%), due within 90 days, secured by accounts receivable, the related company, WaiYi (Hong Kong) Limited.	$471,367

Loans from Bank of communication, interest rate at 3.42% (LIBOR+2%), due within 120 days, secured by accounts receivable, the related company, WaiYi (Hong Kong) Limited.	3,404,954

Loans from Industrial and Commercial Bank of China, interest rate at5.40%, due from January 21, 2009 to May 20, 2009, secured by Letter of Credit.	1,463,000

Loans from Industrial and Commercial Bank of China, interest rate at4.86%, due from January 22, 2009 to May 21, 2009, secured by Letter of Credit.	2,194,500

Loans from Industrial and Commercial Bank of China, interest rate at5.40%, due from January 20, 2009 to May 18, 2009, secured by Letter of Credit.	1,463,000

Loans from CITIC Bank, interest rate at 7.62% per annum, due from October 10, 2008 to October 9, 2009, secured by Li Weiqi, the general manager of Well Profit.	$2,926,000	$2,934,000

Loans from Bank of communication, interest rate at 10.34% (LIBOR+4.6%), due within 90 days, secured by accounts receivable, the related company, WaiYi (Hong Kong) Limited.		676,710

Loans from Guangdong Development Bank (Zhongshan Branch), interest rate at 10.34% (LIBOR+4.6%), due within 90 days, secured by accounts receivable, the related company, WaiYi (Hong Kong) Limited.		2,312,593

Loans from Standard Chartered Bank, interest rate at 10.74% (LIBRO+5%), due within 90 days, secured by accounts receivable, the related company, WaiYi (Hong Kong) Limited.		267,045

Loans from Industrial and Commercial Bank of China, interest rate at 6.21%, due from September 28, 2008 to January 22, 2009, secured by Letter of Credit.		3,667,500

Loans from Industrial and Commercial Bank of China, interest rate at 6.21%, due from September 28, 2008 to January 16, 2009, secured by Letter of Credit.		1,467,000

Total	$11,922,821	$11,324,848

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 11 – PROMISSORY NOTES PAYABLE AND DEFERRED FINANCING COST

Promissory notes payable consists of the following:

	March 31, 2009	December 31, 2008

Notes payable related to the fixed prices standby equity distribution agreement	$6,575,000	$6,575,000
Notes payable related to acquisition of subsidiary	31,427,184	31,405,184

	38,002,184	37,980,184

Less: Current portion	21,558,763	21,536,763

Notes payable recorded under non-current liabilities	16,443,421	16,443,421

Deferred financing cost consists of the following:

	March 31, 2009	December 31, 2009

Deferred financing cost	$1,132,119	$1,505,147

Less: Current portion	876,889	1,249,917

Deferred financing cost recorded under non-current assets	$255,230	$255,230

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

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 11 – PROMISSORY NOTES PAYABLE AND DEFERRED FINANCING COST (Continued)

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

NOTE 12 – DUE TO STOCKHOLDER

Amount represents advances from a stockholder as at March 31, 2009.  The amount due is unsecured with no stated interest. Amount of $600,000 is not repayable within twelve months from the balance sheet date which recorded under non-current liabilities and the remaining amount of $ 1,236,473.

NOTE 13 – SHIPPING AND HANDLING FEES AND COSTS

The Company follows Emerging Issues Task Force (“EITF”) No. 00-10, Accounting for Shipping and Handling Fees and Costs.  The Company does not charge its customers for shipping and handling.  The Company classifies shipping and handling costs as part of the cost of goods sold which are $326,129 and $309,026 for the three months period ended March 31, 2009 and 2008 respectively.

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

	Three months ended March 31, 2009	December 31, 2008
Warranty accrual, beginning of period	$22,688	$22,688
Warranty accrued during the period
Actual warranty expenditures	22,688	22,688

Warranty, end of period	$-	$-

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 15– INCOME TAXES

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

During three months ended March 31, 2009 and  year ended December 31, 2008, Well Profit received the tax holiday are $60,420 and $656,163 respectively. The affect on basic and diluted earnings per share for the months 2009 and  the year 2008 is an increase of $0.001 and $0.011 respectively.

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

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 15– INCOME TAXES (Continued)

The income taxes provided represents the following:

	March 31, 2009	March 31, 2008

PRC Enterprise Income Tax
Current	$522,625	$-
Deferred tax provision	-	-

	$522,625	$-

The effective income tax expenses differ from the PRC statutory income tax rate from continuing operations in the PRC as follows:

	March 31, 2009	March 31, 2008

Provision for income taxes at statutory income tax rate – 25%	$512,288	$-
Tax Holiday	(60,420)	-
Income not subject to tax	(71,843)	-
Loss from the subsidiaries	142,601	-

	$522,625	$-

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 16 – SEGMENT REPORTING

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

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes.
	Barbeque set		Skateboards		Other home appliances			Other trading		Corporate		Total
	For the three months ended March 31, 2009	For the three months ended March 31, 2008	For the three months ended March 31, 2009	For the three months ended March 31, 2008	For the three months ended March 31, 2009	For the three months ended March 31, 2008		For the three months ended March 31, 2009	For the three months ended March 31, 2008	For the three months ended March 31, 2009	For the three months ended March 31, 2008	For the three months ended March 31, 2009	For the three months ended March 31, 2008
Net sales	$5,416,067	$5,432,491	$824,162	$1,182,577	$9,188,885	$1,063,421		$	$	$-	$-	$15,429,114	$7,678,489
Depreciation and amortization	$153,007	$72,361	$22,674	$94	$252,804	$74,608		$	$	$-	$-	$428,485	$147,063
Segment(loss)income before income taxes	$919,814	$(1,493,216)	$139,968	$95,806	$1,560,554	$(134,160)		$	$	$(571,186)	$(253,145)	$2,049,150	$(1,784,715)
Capital expenditures	$	$24,389	$-	$-	$18,442	$4,334		$	$	$-	$-	$18,442	$28,723

	As of March 31, 2009	As of December 31, 2008	As of March 31, 2009	As of December 31, 2008	As of March 31, 2009	As of December 31, 2008		As of March 31, 2009	As of December 31, 2008	As of March 31, 2009	As of December 31, 2008	As of March 31, 2009	As of December 31, 2008
Segment assets	$35,286,936	$8,425,680	$5,370,064	$7,953,810	$67,588,202	$9,351,407	$		45,278,782	11,295,845	$30,322,785	$119,541,047	$101,332,464

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 17 – STOCK OPTIONS

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

The following table summarizes all Company stock option transactions between January 1, 2009 and March 31, 2009

	Share options under option scheme	Provision of option shares	Exercise Price per Common Share Range
Balance, January 1, 2008	100,000	50,000	6.00
Written back on termination of services	(66,667)	(16,667)

Balance, January 1, 2009	33,333	33,333	6.00

Balance, March 31, 2009	33,333	33,333	6.00

The following table provides certain information with respect to the above referenced options outstanding at March 31, 2009:

Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life Years
$6	$6	8.41

NOTE 18– CONCENTRATIONS, RISK AND UNCERTAINTIES

For the three months ending March 31, 2009, one customer accounted for more than 10% of the Company’s sales, totaling 49%.  For the three months ending March 31, 2008, 1 customer accounted for more than 10% of the Company’s sales, totaling 98%.

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 18- CONCENTRATIONS, RISK AND UNCERTAINTIES (CONTINUED)

For the three months ending March 31, 2009, two customers accounted for more than 96% of the Company’s accounts receivable. For the three months ending March 31, 2008, one customer accounted for more than 92% of the Company’s accounts receivable.

For the three months ending March 31, 2009, two suppliers accounted for more than 10% of the Company’s purchases, totaling 32%.  For the three months ending March 31, 2008, two suppliers accounted for more than 10% of the Company’s purchases, totaling 50%.

For the three months ending March 31, 2009 and 2008, no vendors accounted for more than 10% of the Company’s account payable.

NOTE 19 – COMMITMENTS AND CONTINGENCIES

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

As of
March 31, 2009
December 31,
2010	360,027
2011	360,027
2012	360,027
2013	240,018
$1,320,099

During the three months ended March 31, 2009 and 2008, rental expenses were $124,308 and $174,544 respectively.

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

Results of Operations

	Three-Month	Three-Month	Dollar ($)	Percentage
	Period Ending	Period Ending	Increase	Increase
	March 31,2009	March 31,2008	(Decrease)	(Decrease)

Sales revenue	$15,429,114	$7,678,789	$7,750,325	$100.9%
Costs of goods sold	11,656,538	8,648,024	3,008,514	34.8%
Gross profit	3,772,576	(969,535)	4,742,111	489.1%
G&A expenses	1,414,775	837,088	577,687	69.01%
Income from operation	2,357,801	(1,772,614)	4,130,415	233%
Net income (loss)	1,526,525	(1,784,715)	3,311,240	185.5%

Sales Revenue. We generated revenues of $15,429,114 for the three months ended March 31, 2009, an increase of $7,750,325 (or approximately 100.9%), compared to $ 7,678,789 for the three months ended March 31, 2008.

The increase in the first quarter of 2009 was primarily due to the newly added business of Lamp and Fans from our recent acquired subsidiary, Weihe, as compared to only Well Profit’s revenue in the 2008 first quarter period.  Revenues from Well Profit and Weihe accounted for 45.46% and 51.54% of our revenues during the first quarter of 2009, respectively

Costs of Sales. The cost of sales was $11,656,538 in the three months ended March 31, 2009, an increase of $3,008,514 (or approximately 34.8%) from the cost of sales of $8,648,024 in the three months ended March 31, 2008. The increase was primarily due to the increase in our sales volumes and cost of sales from newly added subsidiary, Weihe. However, Cost of sales as a percentage of revenue in the three months ended March 31, 2009 is much lower than the percentage in the three months ended March 31, 2008, resulting operating profit in 2009, because the general price level of raw material decreased large amount after the peak period which was from late 2007 to first half of 2008.

Gross Profit.  Our gross profit for the three months ended March 31, 2009 was $3,772,576 compared to $(969,535) for the same period in 2008, an increase of $4,742,111 or 489.1% due to the reasons described above.

General and Administrative Expenses. General and administrative expenses consist of the costs associated with staff and support personnel who manage our business activities and professional fees paid to third parties.  General and administrative expenses were $1,414,775 for the three months ended March 31, 2009, an increase of $577,687 (or approximately 69.01%) from $837,088 incurred during the three months ended March 31, 2008 primarily from the new added business Weihe.

Income from Operations. Income from operations was $2,357,801 during the three months ended March 31, 2009, an increase of $4,130,415 from the loss from operations of $1,772,614 during the three months ended March 31, 2008. The increase was due to the reasons mentioned above.

Net Income (Loss). Net income of $1,526,525 was incurred for the three months ended March 31, 2009; an increase of $3,311,240 from net loss of $1,784,715 earned during the three months ended March 31, 2008 due to the reasons mentioned above.

Working Capital Requirements +

Historically, operations, short term financing and the sale of our company stock have been sufficient to meet our cash needs.  Recent increase in operating income has lessened the burden on our need for working capital.  The company believes that its cash balances are sufficient to fund operations as the company continues to generate operating gain in the future.  However, our actual working capital needs for the long and short term will depend upon numerous factors, including operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Future expansion will be limited by the availability of financing products and raising capital.

Liquidity and Capital Resources

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $12,387,783 as of March 31, 2009. The current assets totaled $81,037,462 and total current liabilities were $86,256,631 as of March 31, 2009, respectively, resulting net working capital deficit of $5,219,169.

Net cash provided by operating activities totaled $ 1,947,682 for the three months ended March 31, 2009, compared with $(492,405) net chased used for the same periods ended March 31, 2008.

Net cash provided by financing activities totaled $8,867,496 for the three months ended March 31, 2009.

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

As required by Rule 13a-15 under the Exchange Act, under the supervision and with the participation of our management, including Fuying Wang our President and Chief Executive Officer and Jianming Xu, our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on that evaluation, Messrs. Wang and Xu concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2009.

In order to further enhance our internal controls, our management, with the participation of Mr. Wang and Mr. Xu, has recommended the implementation of the following changes:

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

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.

None.

Item 1A.    Risk Factors.

There has been no material change in the Company's risk factors as previously disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2009.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

Exhibit No.	Title of Document

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

HOME SYSTEM GROUP

Date: June 1, 2009	By:	/s/ Fuying Wang
Fuying Wang
Chief Executive Officer

Date: June 1, 2009	By:	/s/ Jianming Xu
Jianming Xu
Chief Financial Officer (Principal Financial and Accounting Officer)