Form 10-Q
period 2009-06-30
Home System Group
filed 2009-08-18
CIK 1172319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 17, 2009
Common Stock, $0.001 par value per share	62, 477, 949 shares

HOME SYSTEM GROUP
FORM 10-Q

TABLE OF CONTENTS

Except as otherwise required by the context, all references in this report to “we”, “us”, “our”, or “Company” refer to the consolidated operations of Home System Group, a Nevada corporation, and its wholly owned subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

HOME SYSTEM GROUP AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

  (UNAUDITED)

C O N T E N T S

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of
Home System Group and Subsidiaries

We have reviewed the accompanying consolidated balance sheet of Home System Group and Subsidiaries at June 30, 2009 and the consolidated statements of operations, cash flows and stockholders’ equity for the six months then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ Acquavella, Chiarelli, Shuster, Berkower & Co., LLP
Certified Public Accountants

New York, NY
August 14, 2009

HOME SYSTEM GROUP AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008
	June 30, 2009	December 31, 2008
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,728,391	$1,609,540
Restricted cash	547,558	1,617,000
Accounts receivable – trade	26,554,914	21,117,962
Accounts receivable-related party	5,637	10,619,911
Other receivables	7,818,751	9,512,666
Inventories	18,411,241	15,613,175
Trade deposits	1,479,892	-
Acquisition deposit	731,500	-
Deferred interest expenses – acquisitions	759,090	1,249,917
Assets held for disposal	3,191,248	-
VAT refundable	1,885,181	1,076,646
TOTAL CURRENT ASSETS	69,113,403	62,416,817

Deferred interest expenses – acquisitions	-	255,230
Acquisition deposit	-	733,500
Land use right –net	-	1,291,852
Property, plant and equipment – net	7,070,364	9,518,826
Intangible assets –net	1,921,257	2,090,947
Goodwill	25,025,292	25,025,292
TOTAL ASSETS	$103,130,316	$101,332,464

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank loans	$18,490,293	$11,324,848
Bills payable per bank acceptance agreement	8,708,118	9,598,621
Accounts payable – trade	14,667,216	21,166,318
Accrued expenses and other payables	6,228,728	6,096,820
Income tax payable	512,994	722,033
Other taxes payable	115,005	424,968
Notes payable – current portion	33,322,052	21,536,763
Due to stockholders – current portion	2,187,769	1,574,573
TOTAL CURRENT LIABILITIES	84,232,175	72,444,944

NON-CURRENT LIABILITIES
Long-term loan	2,928,000	-
Due to stockholders – non-current portion	1,181,507	600,000
Notes payable	-	16,443,421

TOTAL LIABILITIES	88,341,682	89,488,365

STOCKHOLDERS’ EQUITY

COMMON STOCK - $0.001 par value; 200,000,000 shares authorized, 62,477,949 shares issued and outstanding at June 30, 2009 and December 31, 2008	62,478	62,478

Additional paid-in capital	6,581,717	6,581,717

Note receivable on stock issuance	(900,000)	(900,000)

Statutory reserve	29,616	29,616

Other comprehensive income	1,824,907	1,852,462

Retained earnings	7,189,916	4,217,826

TOTAL STOCKHOLDERS’ EQUITY	$14,788,634	$11,844,099

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$103,130,316	$101,332,464

The accompanying notes are an integral part of these financial statements

HOME SYSTEM GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

NET SALES	$20,537,169	8,575,118	$35,966,283	16,253,607
Cost of sales	16,499,881	8,124,279	28,156,419	16,772,303
GROSS PROFIT (LOSS)	4,037,288	450,839	7,809,864	(518,696)

OPERATING EXPENSES
Provision for stock option costs written back				(34,009)
General selling and administrative expenses	1,548,697	780,236	2,963,472	1,617,324
	1,548,697	780,236	2,963,472	1,583,315

INCOME (LOSS) FROM OPERATIONS	2,488,591	(329,397)	4,846,392	(2,102,011)

OTHER INCOME (EXPENSE)
Other income	173,020	68,260	234,755	67,001
Interest expenses, net	(703,114)	(16,993)	(1,073,502)	(27,835)
	(530,094)	51,267	(838,747)	39,166

INCOME (LOSS) BEFORE INCOME TAXES	1,958,497	(278,130)	4,007,645	(2,062,845)

INCOME TAXES	512,930	-	1,035,555	-

NET INCOME (LOSS)	$1,445,567	(278,130)	$2,972,090	(2,062,845)

WEIGHTED AVERAGE BASIC & DILUTED SHARES OUTSTANDING	62,477,949	62,477,949	62,477,949	62,477,949

BASIC & DILUTED EARNINGS (LOSS) PER SHARE	$0.02	-	$0.05	(0.03)

OTHER COMPREHENSIVE INCOME:
Net Income	$1,445,567	(278,130)	$2,972,090	(2,062,845)
Foreign currency translation adjustment	28,074	280,264	(27,555)	825,050

COMPREHENSIVE INCOME (LOSS)	$1,473,641	2,134	$2,944,535	(1,237,795)

The accompanying notes are an integral part of these financial statements

HOME SYSTEM GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND YEAR ENDED DECEMBER 31, 2008

	Number of			Note Receivable		Cumulative
	Shares of	Common	Paid-in	for Stock	Statutory	Translation	Retained
	Common Stock	Stock	Capital	Issuance	Reserve	Adjustment	Earnings	Total

BALANCE AT DECEMBER 31, 2007	62,477,949	$62,478	$6,615,726	$(900,000)	$29,616	$741,511	$150,161	$6,699,492

Stock based compensation	-	-	(34,009)	-	-	-	-	(34,009)

Cumulative translation adjustment	-	-	-	-	-	1,110,951	-	1,110,951

Net income for year	-	-	-	-	-	-	4,067,665	4,067,665

BALANCE AT DECEMBER 31, 2008	62,477,949	$62,478	$6,581,717	$(900,000)	$29,616	$1,852,462	$4, 217, 826	$11,844,099

Cumulative translation adjustment	-	-	-	-	-	(27,555)	-	(27,555)

Net income for six months	-	-	-	-	-	-	2,972,090	2,972,090

BALANCE AT June 30, 2009	62,477,949	$62,478	$6,581,717	$(900,000)	$29,616	$1,824,907	$7,189,916	$14,788,634

The accompanying notes are an integral part of these financial statements

HOME SYSTEM GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	Six Months Ended June 30,
	2009	2008

CASH FLOWS USED IN OPERATING ACTIVITIES
Net income (loss)	$2,972,090	$(2,062,845)
Adjustments to reconcile net income
to net cash used in operating activities
Depreciation	556,124	249,312
Credit for stock option costs written back	-	(34,009)
Amortization of deferred assets	184,724	-
Change in assets and liabilities:
(Increase) decrease in assets
Accounts receivable	5,112,785	2,147,068
Other receivables	1,652,732	(63,223)
Prepaid expense	(970,770)	-
Inventories	(2,832,731)	2,706,643
Trade deposits	(508,698)	434,734
Deferred interest expenses	746,058	-
VAT refundable	(808,535)	-
Increase (decrease) in liabilities
Bills payable	(1,820,459)	2,292,530
Accounts payable	(6,086,138)	(5,945,315)
other payables and accrued expenses	(773,188)	549,805
Taxes payable	(519,003)	(450,912)
Net cash used in Operating Activities	(3,095,009)	(176,212)

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures	(22,092)	(58,466)
Net cash used in Investing Activities	(22,092)	(58,466)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loans	15,586,394	-
Repayment of short-term loans	(8,396,848)	-
Proceeds from long-term loans	2,928,000
Proceeds from notes payable	1,515,628	-
Repayment of notes Payable	(4,680,132)	-
Restricted cash	1,065,288	(937,512)
Net increase in due to related party	2,858,315	(6,621)
Increase in due from stockholder	(3,303,450)	-
Increase in due to stockholder	1,636,802	546,300
Net cash provided by (used in) Financing Activities	9,209,997	(397,833)

EXCHANGE RATE EFFECT ON CASH	25,955	26,531

NET INCREASE (DECREASE) IN CASH	6,118,851	(605,980)

CASH – BEGINNING OF PERIOD	1,609,540	821,074
CASH – END OF PERIOD	$7,728,391	$215,094

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,083,568	$27,469
Income taxes	$1,244,594	$-

The accompanying notes are an integral part of these financial statements

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Home System Group, Inc. (“HSGI”) was incorporated as a limited liability company in the British Virgin Islands on February 28, 2003.  HSGI was inactive until June 30, 2006 when HSGI acquired all the outstanding stock of Oceanic International (HK) Limited (“Oceanic”).  Oceanic is an operating company, organized under the laws of Hong Kong on June 23, 2004 for the purpose of trading gas grills, home electronic appliances and bin racks. Since the ownership of HSGI and Oceanic were the same, the merger was accounted for as a transaction between entities under common control, whereby HSGI recognized Oceanic’s assets and liabilities transferred at their carrying amounts.

On August 4, 2006, Supreme Realty Investments, Inc. (“Supreme”), a public shell company, acquired HSGI. Under the terms of the merger agreement, the stockholders of HSGI received 8,000,000 (post reverse stock split) shares of common stock of Supreme for 100% of HSGI’s outstanding common stock.  Following the merger, the Company changed its name to Home System Group (“HSG” or “Company”).  Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination.  That is, the share exchange is equivalent to the issuance of stock by HSGI for the net monetary assets of Supreme, accompanied by a recapitalization, and is accounted for as a change in capital structure.  Accordingly, the accounting for the share exchange is identical to that resulting from a reverse acquisition, except no goodwill was recorded.  Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, Supreme, are those of the legal acquiree which are considered to be the accounting acquirer, HSGI.  Shares and per share amounts stated have been adjusted to reflect the merger.

Holy (HK) Limited (“Holy”) was incorporated in Hong Kong on September 26, 2006 for the purpose of being a holding company.  Oceanic Well Profit, Inc. (“Well Profit”), a wholly-owned subsidiary of Holy, was incorporated in the People’s Republic of China (“PRC”) on April 5, 2006 for the purpose of manufacturing gas grills, home electronic appliances and bin racks.

Holy was inactive until October 26, 2006 when Holy acquired all the issued and outstanding stock of Well Profit for approximately $3,750,000, the net book value of Well Profit. Since the stockholders of Holy and Well Profit were related, and the control of the merged entity remained with the management of Well Profit, the merger was accounted for as a transaction between entities under common control, whereby Holy recognized Well Profit’s assets and liabilities transferred at their carrying amounts.  The consolidated financial statements combine the historical financial statements of Holy and Well Profit as if the merger occurred at the beginning of the periods presented.

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

On October 1, 2008, the Company purchased from the shareholders of Asia Forever Investment Limited (“Asia Forever”) all of the outstanding stocks, consideration being a payment of $8,068,500, the issuance of promissory notes (“Notes”) to the shareholders from Asia Forever in the amount equivalent to $31,405,184. Asia Forever had acquired 100% of Weihe in a cash transaction of $728,396 (RMB 5,000,000). Weihe had been incorporated as a limited liability company on August 3, 1998 in the PRC, and it manufactures ceiling fans and residential lighting to be sold to the international consumer market through various distributors. The Notes bear no interest and the principal was to be repaid as follows: 25% payable on or before December 31, 2008, the remaining principal amount to be repaid in three semi-annual installments beginning on June 30, 2009. Asia Forever had been incorporated as a limited liability company on April 1, 2008 in the Hong Kong Special Administrative Region. See Note 12, Notes payable and deferred interest expenses for discussion on these notes.

NOTE 2 – BASIS OF PREPARATION AND CONSOLIDATION

The accompanying financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements reflect the adjustments considered necessary for a fair presentation of the Company’s results as of June 30, 2009 and June 30, 2008, and for the periods then ended.

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basic and diluted earnings (loss) per share

The Company reports basic earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is computed using the weighted average number of shares outstanding for the periods presented.  The weighted average number of shares of the Company represents the common stock outstanding during the reporting periods.

Diluted earnings per share is based on the assumption that all dilutive options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, stock options are assumed to be exercised at the time of issuance, and as if funds obtained thereby were used to purchase common stock at the average market price during the year. The options outstanding as of June 30, 2009 and June 30, 2008 were anti-dilutive and thus were not included in the computation of earnings per share.

Cash and cash equivalents

Cash and cash equivalents include cash on hand, cash accounts, interest bearing savings accounts and time certificates of deposit with a maturity of three months or less when purchased.

Inventory

Inventory is stated at the lower of cost or market value. Raw materials are determined by the weighted average method.  Work-in-progress and finished goods inventories consist of raw materials, direct labor and overhead associated with the manufacturing process. The Company evaluates the net realizable value of its inventories on a regular basis and records a provision for loss to reduce the computed weighted-average cost if it exceeds the net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to consummate the sale.  The Company’s management determined that there was no requirement to record a provision for inventory loss as of June 30, 2009 and December 31, 2008.

Accounts receivable-trade

Accounts receivable-trade is stated at cost, net of allowance for doubtful accounts.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded primarily on a specific identification basis.  The Company’s management determined that there were no doubtful accounts required to be reserved for as of June 30, 2009 and December 31, 2008.

Revenue recognition

The Company’s revenue recognition policies are in compliance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition”.  Revenue from sales of the Company’s products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are delivered to and accepted by its customers, the price is fixed or determinable as stated on the sales contract, and collectability is reasonably assured.  Customers do not have a general right of return on products shipped. Product returns to the Company were insignificant during past years.  There are no post-shipment obligations, price protection or bill and hold arrangements.

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Property, plant and equipment

Property, plant and equipment is stated at cost including the cost of improvements.  Maintenance and repairs are charged to expense as incurred.  Assets under construction are not depreciated until construction is completed and the assets are ready for their intended use. Depreciation and amortization are provided on the straight-line method based on the estimated useful lives of the assets as follows:

Plant and machinery	5 to 10 years
Buildings	20 years
Furniture, fixtures and equipment	5 to 10 years
Motor vehicle	8 to 10 years

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

Deferred interest expenses

Deferred interest expenses are being amortized over the term of the non-interest bearing promissory notes payable issued regarding the business acquisitions, using the effective interest method.

The amounts amortized for the three months ended July 30, 2009 and 2008 were $373,029 and $0 respectively. The amounts amortized for the six months ended July 30, 2009 and 2008 were $746,058 and $0 respectively.

Advertising and promotion costs

Advertising and promotion costs are classified as selling expenses and are expensed as incurred. Advertising costs and promotion expenses were $0 and $ 0 for the three and six months ended June 30, 2009 and 2008 respectively.

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the temporary difference between the financial statement and tax basis of assets and liabilities using presently enacted tax rates in effect.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  Income taxes are provided on an asset and liability approach for financial accounting and reporting of income taxes.  Current tax is based on the profit or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purposes and is calculated using tax rates that have been enacted or substantively enacted at the balance sheet date. There were no deferred tax assets and liabilities as of June 30, 2009 or December 31, 2008 as there were no difference between the financial statement and the tax basis of the Company’s assets or liabilities.

A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized.

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

In July 2006, the FASB released FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109,” (FIN No. 48).  FIN No. 48 clarifies the accounting and reporting for uncertainties in income tax law.  This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  This statement is effective for fiscal years beginning after December 15, 2006.  As a result of implementing FIN No. 48, there have been no adjustments to the Company’s financial statements.

Reclassifications

 Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentations.

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

Foreign currency translation

The consolidated financial statements of the Company are presented in United States Dollars (“US$” or “$”).

Transactions in foreign currencies during the year are translated into US$ at the exchange rates prevailing at the transaction dates.  Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated into US$ at the exchange rates prevailing at that date.  All transaction differences are recorded in the income statement.

The Company operations are based in the PRC with its currency, the Renminbi (“RMB”), as the functional currency. In consolidation, the Company’s accounts are translated from RMB into US$ in accordance with SFAS No. 52, “Foreign Currency Translation”.  Accordingly, all assets and liabilities are translated at the exchange rates prevailing at the balance sheet dates and all income and expenditure items are translated at the average rates for each of the years.

All foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange. The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC. Translation of amounts from RMB into US$ has been made at the following exchange rates:

For the period ended June 30, 2009:
Balance sheet	RMB 6.83 to US$ 1.00
Statement of Operations	RMB 6.83 to US$ 1.00
For the period ended June 30, 2008:
Balance sheet	RMB 6.85 to US$ 1.00
Statement of Operations	RMB 6.94 to US$ 1.00

For the period ended December 31, 2008:
Balance sheet	RMB 6.82 to US$ 1.00

Commencing from July 21, 2005, China has adopted a managed floating exchange rate regime based on market demand and supply with reference to a basket of currencies.   Since then, the PBOC administers and regulates the exchange rate of US$ against RMB taking into account demand and supply of RMB, as well as domestic and foreign economic and financial conditions.

Goodwill

We evaluate Goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of Goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including Goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using discounted projected cash flows. If the carrying amount of the reporting unit exceeds its fair value, Goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. We conduct our annual impairment test as of December 31 of each year, and determine if there is any impairment.

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Use of estimates

The preparation of the financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Several areas require management’s estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management estimates related to valuation of intangible assets acquired in business acquisitions, accrued liabilities and the useful lives for amortization and depreciation. Actual results could differ from those estimates.

Recently issued accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 with earlier adoption encouraged. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. The Company adopted SFAS 157 on January 1, 2009, and the implementation of SFAS 157 did not have a significant impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted SFAS 159 on January 1, 2008, and the implementation of SFAS 159 did not have a significant impact on the Company’s financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for the Company beginning January 1, 2009. The Company adopted SFAS 160 on January 1, 2009, and the implementation of SFAS 160 did not have a significant impact on the Company’s financial position or results of operations.

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. SFAS 162 is not expected to have an impact on the Company’s financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Application of this FSP did not have a significant impact on the Company’s financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, determining whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company does not currently have any share-based awards that would qualify as participating securities. Therefore, application of this FSP is not expected to have an effect on the Company’s financial reporting.

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP 14-1”). FSP 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The FSP includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. FSP 14-1 is not currently applicable to the Company since the Company does not have convertible debt.

In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF No. 07-05”). EITF No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Based on the Company’s evaluation of this issue, the adoption of this accounting requirement has no effect on the Company’s financial statements.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP SFAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in SFAS No. 157. The scope of this FSP does not include assets and liabilities measured under Level 1 inputs (quoted prices in active markets for identical assets). FSP SFAS 157-4 is applied prospectively to all fair value measurements where appropriate and is effective for the Company’s interim and annual periods beginning in the second quarter of fiscal year 2009. The Company’s adoption of FSP SFAS 157-4 did not have a material impact on the Consolidated Financial Statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This standard establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and shall be applied to subsequent events not addressed in other applicable generally accepted accounting principles. SFAS No. 165, among other things, sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for this fiscal quarter ending June 30, 2009. The Company does not expect the adoption of SFAS No. 165 to have a material impact on the interim or annual financial statements or the disclosures in those financial statements.

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 4– INVENTORIES

Inventories consisted of the following:

	June 30,2009	December 31, 2008
Finished goods	$1,730,893	$1,017,904
Work in process	4,223,672	5,352,141
Raw materials	12,456,676	9,243,130
Total	$18,411,241	$15,613,175

NOTE 5 – RESTRICTED CASH AND BILLS PAYABLE

As of June 30, 2009 and December 31, 2008, Restricted cash consisted of $547,558 and $1,617, 000.

The Company is periodically requested by certain of its suppliers to settle amounts owed by the issuance of bills through banks for which the banks undertake to guarantee the Company’s settlement of these amounts at maturity. These bills are interest-free with maturity dates of six months from the date of issuance. In order to provide such guarantees for the bills, the Company has entered into bank acceptance agreements with the banks.  Pursuant to a bank’s acceptance agreement, the bank provides its undertakings to guarantee payment of certain of the Company’s payable up to with an aggregate amount of approximately $43.9 million (RMB 300 million). As security for the banks’ undertakings, the Company is required to pay the banks’ charges as well as deposit with such banks amounts equal to 10% to 50% of the payables being guaranteed at the time of such issuance.

NOTE 6– ACQUISITION DEPOSIT

The acquisition deposit of $731,500 (RMB 5 million) and $733,500 (RMB 5 million) as of June 30, 2009 and December 31, 2008, respectively, represented the partial payment of the cash portion of the consideration for the acquisition of Juxian in September, 2007. However, the delivery of the Company’s stock, which is traded on the OTCBB, was not recognized as a share exchange consideration by the relevant PRC government authority for the purposes of approval of the ownership transfer of Juxian. Thus on February 7, 2008, the acquisition of Juxian was cancelled. The shareholders will refund the deposit to the Company by December 31, 2009.

NOTE 7– LAND USE RIGHT, NET

	June 30, 2009	December 31, 2008

Land use right	$-	$1,299,172
Less: accumulated amortization	-	7,320

Land use right, net	$-	$1,291,852

During the six months ended June 30, 2009 and 2008, amortization amounted to $15,034 and $0 respectively. During the three months ended June 30, 2009 and 2008, amortization amounted to $7,607 and $0 respectively.

The Company obtained the right from the relevant PRC land authority for periods of 50 years to use the lands on which the production facilities and warehouses of the Company are situated. The net book value of land use right which was $1,276,810 as of June 30, 2009 has been classified within “Assets held for disposal” due to the pending transfer of property as discussed in Note 12.

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	June 30, 2009	December 31, 2008
Plant and machinery	$8,269,749	$8,253,436
Buildings	32,028	2,145,009
Furniture, fixtures and equipment	148,304	142,525
Motor vehicle	12,405	12,405

Total	8,462,486	10,553,375
Less: accumulated depreciation	1,392,122	1,034,549
Net book value	$7,070,364	$9,518,826

During the three month period ended June 30, 2009, depreciation expenses amounted to $219,911, of which $213,948 and $5,963 were recorded as cost of sales and administrative expense, respectively.

During the six month period ended June 30, 2009, depreciation expenses amounted to $556,124, of which $465,693 and $90,431 were recorded as cost of sales and administrative expense, respectively.

During the three months ended June 30, 2008, depreciation expenses amounted to $102,249, among which $98,166 and $4,063 were recorded as cost of sales and administrative expense respectively.

During the six months ended June 30, 2008, depreciation expenses amounted to $249,312, among which $241,219 and $8,093 were recorded as cost of sales and administrative expense respectively.

Due to the pending transfer of property as discussed in Note 12, the net book value of certain properties including offices and production facilities, which was $1,914,430 as of June 30, 2009, has been classified within “Assets held for disposal”

NOTE 9 – INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	June 30, 2009	December 31, 2008
Customer relationship	$2,030,000	$2,030,000
Brand name	145,792	145,792

Total	2,175,792	2,175,792

Less: accumulated amortization	254,535	84,845

Net book value	$1,921,257	$2,090,947

 During the three month periods ended June 30, 2009 and 2008, amortization expenses of intangible assets amounted to $84,845 and $0 respectively.  During the six month periods ended June 30, 2009 and 2008, amortization expenses of intangible assets amounted to $169,690 and $0 respectively.

The intangible assets are carried at cost and are amortized over the expected useful lives. Customer relationship is being amortized over its expected useful life of 6.25 years. Brand name is being amortized over its expected useful lives of 10 years.

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

The estimated aggregate amortization expenses for the brand name and customer relationship for the five succeeding years are as follows:

Year
2010	$339,380
2011	339,380
2012	339,380
2013	339,380
2014	339,380
thereafter	224,357
$1,921,257

NOTE 10– SHORT TERM BANK LOANS

The short term bank loans that are denominated in Chinese Renminbi and are presented in US dollars are as follows:

	June 30, 2009	December 31, 2008
Loan from Bank of Communication, interest rate at 2.59% (LIBOR+2%), due within 90 days, secured by accounts receivable held by a major customer.	$305,650	$-

Loan from Bank of Communication, interest rate at 3.42% (LIBOR+2%), due within 120 days, secured by accounts receivable held by a major customer.	8,668,643	-

Loan from Industrial and Commercial Bank of China, interest rate at 4.86%, due from May 25, 2009 to September 24, 2009, secured by the Company’s account receivables	1,464,000	-

Loan from Industrial and Commercial Bank of China, interest rate at 4.86%, due from May 19, 2009 to September 17, 2009, secured by the Company’s account receivables.	1,756,800	-

Loan from Industrial and Commercial Bank of China, interest rate at 4.86%, due from May 21, 2009 to September 18, 2009, secured by the Company’s account receivables.	1,903,200	-

Loan from CITIC Bank, interest rate at 7.62% per annum, due from April 15, 2009 to October 15, 2009, secured by Li Weiqiu, a related party.	1,464,000	-

Loan from CITIC Bank, interest rate at 7.62% per annum, due from October 10, 2008 to October 9, 2009, guaranteed by Li Weiqiu, a related party.	$2,928,000	$2,934,000

Loan from Bank of communication, interest rate at 10.34% (LIBOR+4.6%), due within 90 days, guaranteed by accounts receivable held by a major customer.		676,710

Loan from Guangdong Development Bank (Zhongshan Branch), interest rate at 10.34% (LIBOR+4.6%), due within 90 days, secured by accounts receivable held by a major customer.		2,312,593

Loan from Standard Chartered Bank, interest rate at 10.74% (LIBRO+5%), due within 90 days, secured by accounts receivable held by a major customer.		267,045

Loans from Industrial and Commercial Bank of China, interest rate at 6.21%, due from September 28, 2008 to January 22, 2009, secured by the Company’s account receivables.		3,667,500

Loans from Industrial and Commercial Bank of China, interest rate at 6.21%, due from September 28, 2008 to January 16, 2009, secured by the Company’s account receivables.		1,467,000

Total	$18,490,293	$11,324,848

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 11– LONG TERM BANK LOANS

The Long bank term loans as of June 30, 2009 are denominated in Chinese Renminbi and are presented in US dollars as follows:

Loan from Industrial and Commercial Bank of China, interest rate at 5.40%, due on March 9, 2012, secured by the Company’s assets.	$1,464,000

Loan from Industrial and Commercial Bank of China, interest rate at 5.40%, due on March 16, 2012, secured by the Company’s assets.	1,464,000

Total	$2,928,000

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 12 – NOTES PAYABLE AND DEFERRED INTEREST EXPENSES

Notes payable consists of the following:

	June 30, 2009	December 31, 2008

Notes payable related to the fixed price standby equity distribution agreement	$6,575,000	$6,575,000
Notes payable related to acquisition of subsidiary	26,747,052	31,405,184

	33,322,052	37,980,184
Less: Current portion	33,322,052	21,536,763

Notes payable recorded under non-current liabilities	$-	16,443,421

Deferred interest expenses consist of the following:

	June 30, 2009	December 31, 2008

Deferred interest expenses	$759,090	$1,505,147

Less: Current portion	759,090	1,249,917

Deferred interest expenses recorded under non-current assets	$-	$255,230

On May 23, 2007, the Company entered into a Fixed Price Standby Equity Distribution Agreement (the “Agreement”) with four investors (the “Investors”).  Pursuant to the Agreement, the Company could, at its discretion, periodically sell to the Investors up to 10 million shares of the Company’s common stock for a total purchase price of up to $40 million (a per share purchase price of $4.00 per share). The Investors’ obligation to purchase shares of common stock under the Agreement was subject to certain conditions, including the Company obtaining an effective registration statement for the resale of the common stock sold under the Agreement.  The investors paid 16.5% of the purchase price ($6,575,000) to the company. Also, the investors were to deliver to the Company an executed promissory note for the payment of the remaining 83.5% of the remaining commitment under this Agreement.

On February 7, 2008, the Company cancelled the Agreement with the investors, and the amount of $6,575,000 that had been received by the Company has been reflected as a non-interest bearing Notes payable recorded under current liabilities and non-current liabilities at the end of June 30, 2009 and December 31, 2008, respectively.

On October 1, 2008, the Company issued promissory notes (“Notes”) in the amount equivalent to $31,405,184 to the former shareholders of Asia Forever as partial payment of the purchase price $39,473,684 (RMB 270 million) for the Company’s acquisition of Asia Forever. The net present value of these Notes payable at October 1, 2008 was $29,900,000 and the deferred interest expenses of $1,505,000 was recorded based on the Company’s 5.3% borrowing rate, to be amortized using the effective interest rate method. The Notes bear no interest and principal was to be repaid as follows: $1,827,500 (RMB 12.5 million) payable on or before December 31, 2008, with the remaining principal amount of $29,605,500 to be repaid in three equal semi-annual installments starting at June 30, 2009.

On June 30, 2009, the Company entered into a Supplement Agreement to the Notes (“Supplement Agreement”) with the Shareholders which amended the payment terms as set forth in the original promissory notes. Pursuant to the Supplement Agreement, the cash payments of RMB 12.5 million, which was past due from December 31, 2008, and RMB 67.5 million which was due on June 30, 2009, these payments shall consist of: (i) RMB 30 million in cash which was paid by the Company as of June 30, 2009 (ii) RMB 10 million in cash to be paid by the Company in two equal installments of RMB 5 million by July 31, 2009 and December 31, 2009; (iii) buildings including offices and production facilities totaling 41,067 square meters and the related land use rights, together valued at RMB 41.6 million (the “Fixed Assets”). Such revised payment terms when fully paid shall satisfy all payments due under the Notes for the December 31, 2008 and June 30, 2009 installments. The Company would have two payments remaining on these Notes of approximately $9.9 million (RMB 67.5 million) each due on December 31, 2009 and June 30, 2010.

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

The Company expects to complete the transfer of the Fixed Assets by August 31, 2009. The total net book value of the Fixed Assets as of June 30, 2009 was $1,914,438 and is classified as Assets held for disclosure.

NOTE 13 – DUE TO STOCKHOLDER

This Company owed $1,939,720 to a stockholder as of June 30, 2009.  This is unsecured, bears no interest, and it is due before June 30, 2010.

As discussion in Note 10, various Bank loans made to the Company have been secured or guaranteed by the related Party, Li Weiqiu, the founder of Well Profit and a current shareholder of the Company.

On May 14, 2009, The Company received a loan from a related party Kinwai Cheung, a director and shareholder of the Company, with the interest rate 7.844% due on May 14, 2014. The Company pays the principal amount and interest totally $29,280 (RMB 200,000) per month. As of June 30, 2009, the amount due to Kinwai Cheung was $1,429,556, with the current portion $248,049 due within twelve months.

	June 30, 2009	December 31, 2008

Due to stockholder unsecured and no interest	$1,939,720	$2,174,573
Due to stockholder with interest 7.844%	1,429,556	-

	3,369,276	2,174,573
Less: Current portion	2,187,769	1,574,573

Due to stockholder under non-current liabilities	$1,181,507	$600,000

The principal amount for the five succeeding years maturities are as follows:

Year
2010	$2,187,769
2011	268,209
2012	290,021
2013	313,606
2014	309,671
$3,369,276

NOTE 14 – SHIPPING AND HANDLING FEES AND COSTS

The Company follows Emerging Issues Task Force (“EITF”) No. 00-10, “Accounting for Shipping and Handling Fees and Costs”.  The Company does not charge its customers for shipping and handling.  The Company classifies shipping and handling costs as part of the Cost of sales, and these were $367,971 and $136,478 for the three month periods ended June 30, 2009 and 2008, respectively, and $694,100 and $300,669 for the six month periods ended June 30, 2009 and 2008, respectively.

NOTE 15 – WARRANTY

The Company evaluates its exposure to warranty claims based on both current and historical product sales data and warranty costs incurred.  The Company assesses the adequacy of its recorded warranty liability annually and adjusts the amount as necessary.  As of June 30, 2009 the Company believed that it had no material warranty claims. The warranty liability is included in accrued expenses in the accompanying balance sheet.  Changes in the Company’s warranty liability were as follows:

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

	June 30, 2009	December 31, 2008
Warranty accrual, beginning of period	$-	$22,688
Warranty accrued during the period	-	-
Actual warranty expenditures	-	22,688

Warranty, end of period	$-	$-

NOTE 16– INCOME TAXES

The Company is incorporated in the U.S. and is subject to U.S. tax law. No provisions U.S. income taxes have been made as the Company has no taxable income for reporting periods. HSGI is incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes.

Effective on January 1, 2008, the PRC Enterprise Income Tax (“EIT”) Law, and Implementing Rules impose a unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises in China, unless they qualify under certain limited exception. Most of the Company’s operations units are subject to this tax.

Well Profit has been classified as a foreign venture enterprise within the PRC and thus is entitled to, starting from the first profitable year, a two-year exemption from the EIT followed by a three-year 50% reduction in its EIT tax rate (“Tax Holiday”). As such, after the application by Well Profit and approval by the relevant tax authority in 2007, Well Profit was fully exempted from EIT for the fiscal years 2007 and 2008.  For the following three fiscal years from 2009 to 2011, Well Profit will be subject to enterprise income tax at rate of 12.5%.

During three and six months ended June 30, 2009, the benefit that the Company received from this Tax Holiday was $60,420 and $656,163, respectively. The related benefit to earnings per share for the three and six months ended June 30, 2009 is $0.001 and $0.011, respectively.

All of the Company’s tax provisions for the three and six months ended June 30, 2009 pertain to the PRC.

The following is a reconciliation of income tax expense for the six months ended June 30, 2009 and 2008:

June 30, 2009	U.S.	International	Total
Current	$ -	$ 1,035,555	$ 1,035,555
Deferred	-	-	-
	$ -	$ 1,035,555	$ 1,035,555

June 30, 2008	U.S.	International	Total
Current	$ -	$ -	$ -
Deferred	-	-	-
	$ -	$ -	$ -

Due to the uncertainty surrounding the realization of the favorable U.S. tax attributes in future tax returns, we continue to record a full valuation allowance against our otherwise recognizable U.S. net deferred tax assets as of June 30, 2009 and December 31, 2008.

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 17 – SEGMENT REPORTING

SFAS No. 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information”, requires use of the “management approach” model for segment reporting. Under this model, segment reporting is consistent with the way Company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments can be based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Reportable segments are components of an enterprise about which separate financial information is available, that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer and chief financial officer have been identified as the chief decision makers. The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes.

The Company has four reportable segments: (1) Barbeque sets, (2) Skateboards, (3) Other home appliances, (4) Corporate based on the above criteria. Overhead items that are specifically identifiable to a particular segment are applied to such a segment.

	Barbeque sets		Skateboards		Other home appliances		Corporate		Total
	For the three months ended 6/30/09	For the three months ended 6/30/08	For the three months ended 6/30/09	For the three months ended 6/30/08	For the three months ended 6/30/09	For the three months ended 6/30/08	For the three months ended 6/30/09	For the three months ended 6/30/08	For the three months ended 6/30/09	For the three months ended 6/30/08
Net sales	$9,315,942	$3,652,866	$457,951	$3,125,721	$10,763,276	$1,796,531	$-	$-	$20,537,169	$8,575,118
Depreciation and amortization	$148,383	$59,841	$7,294	$94	$171,436	$42,314	$-	$-	$327,113	$102,249
Segment Income	$935,069	$(117,911)	$45,966	$45,625	$1,080,342	$76,807	$(102,880)	$(282,651)	$1,958,497	$(278,130)
(loss) before income taxes
Capital expenditures	$1,665	$23,476	$82	$-	$1,923	$6,267	$-	$-	$3,670	$29,743

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

	Barbeque sets		Skateboards		Other home appliances		Corporate		Total
	For the six months ended 6/30/09	For the six months ended 6/30/08	For the six months ended 6/30/09	For the six months ended 6/30/08	For the six months ended 6/30/09	For the six months ended 6/30/08	For the six months ended 6/30/09	For the six months ended 6/30/08	For the six months ended 6/30/09	For the six months ended 6/30/08
Net sales	$14,732,009	$9,085,357	$1,282,113	$4,308,298	$19,952,161	$2,859,952	$-	$-	$35,966,283	$16,253,607
Depreciation and amortization	$301,390	$132,202	$29,968	$188	$424,240	$116,922	$-	$-	$755,598	$249,312
Segment Income (loss) before income taxes	$1,854,883	$(1,611,127)	$185,934	$141,431	$2,640,896	$(57,353)	$(674,066)	$(535,796)	$4,007,645	$(2,062,845)
Capital expenditures	$1,665	$47,865	$82	$-	$20,345	$10,601	$-	$-	$22,092	$58,466

	As of June 30, 2009	As of June 30, 2008	As of June 30, 2009	As of June 30, 2008	As of June 30, 2009	As of June 30, 2008	As of June 30, 2009	As of June 30, 2008	As of June 30, 2009	As of June 30, 2008
Segment assets	$31,943,044	$13,248,540	$2,779,973	$2,803,048	$43,261,768	$5,313,375	$24,796,253	$7,208,205	$102,781,038	$28,573,168

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 18 – STOCK OPTIONS

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award.  The following were the assumptions most recently utilized: no dividend yield, expected volatility of 161%, and a risk-free interest rate of 4.2%. In determining volatility of the Company’s options, the Company used the average volatility of the Company’s stock.

On August 7, 2007, the Company granted a director of the Company an option to purchase 100,000 shares of the Company’s common stock at an exercise price of $6.00 per share.  One-third of the option vested immediately, with the remaining portion vesting equally on July 7, 2008 and on July 7, 2009. The vesting of the option was contingent on his continued participation as a Director. The option had ten year term. Based on the Black-Scholes option pricing model, the entire option was valued at $204,054. One-third of this value was expensed immediately as it vested, with the remaining amount to be expensed over the vesting period. By a resolution of all directors dated April 29 2008, the service agreement with the director was terminated.  Accordingly, 66,667 option shares not yet vested were cancelled, and the expense that had been recognized on the unvested options was reversed.

The following table summarizes all Company stock option transactions between January 1, 2008 and June 30, 2009

Share options under option plan
Balance, December 31, 2007	100,000
Cancelled on termination of services	(66,667)

Balance, December 31, 2008 and June 30, 2009	33,333

The weighted average remaining term for the options is 8.08 years.

NOTE 19– CONCENTRATIONS, RISK AND UNCERTAINTIES

For the three and six months ending June 30, 2009, two customers accounted for 99% of the Company’s sales.  For the three and six months ending June 30, 2008, one customer accounted for approximately 98% of the Company’s sales.  This concentration makes the Company vulnerable to a near-term severe impact if the relationships are terminated.

As of June 30, 2009, two customers accounted for approximately 98% of the Company’s accounts receivable. As of June 30, 2008, one customer accounted for approximately 90% of the Company’s accounts receivable.

For the three and six months ending June 30, 2009, three suppliers accounted for 74% and 66%, respectively, of the company purchase.  For the three and six months ending June 30, 2008, one supplier accounted for 26% and 23%, respectively, of the company’s purchase.

As of June 30, 2009 and 2008, no vendors accounted for more than 10% of the Company’s accounts.

HOME SYSTEM GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 20 – COMMITMENTS AND CONTINGENCIES

Operating Leases

In the normal course of business, the Company leases office and factory space under operating lease agreements. The operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the base rental terms. In addition, many of the lease agreements provide for regular increases to the base lease rate at specified intervals, which usually occur on an annual basis. The Company was obligated under operating leases requiring minimum payments as follows:

Year
2010	360,027
2011	360,027
2012	360,027
2013	360,027
2014	60,005
$1,500,113

Rental expenses were $139,702 and $184,031 for the three months ended June 30, 2009 and 2008, respectively. Rental expenses were $295,037 and $358,575 for the six months ended June 30, 2009 and 2008, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q, and in the December 31, 2008 Form 10-K.

Safe Harbor Regarding Forward-Looking Statements

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this Form 10-Q and in the December 31, 2008 Form 10-K . Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Overview

Home System Group is a Nevada holding company which has its operations based exclusively in China.  These operations are primarily engaged in the production of a variety of small household appliances, including stainless steel gas grills and ovens, gas and electric heaters, residential water pumps, ceiling and table fans, decorative lamps, LEDs and energy-saving lamps.  Our products are sold through distributors to retailers in China, America, Europe, Australia, Africa, and Southeast Asia.

Results of Operation

All amounts, other than percentages, in U.S. dollars

	Three months	Three months	Dollar	Percentage
	ended	ended	Increase	Change
	June 30, 2009	June 30, 2008	(Decrease)	(Decrease)
Net sales	$20,537,169	$8,575,118	$11,962,051	139%
Costs of sales	16,499,881	8,124,279	8,375,602	103%
Gross Profit	4,037,288	450,839	3,586,449	796%
General selling and administrative expenses	1,548,697	780,236	768,461	98.5%
Income from operations	2,488,591	(329,397)	2,817,988	n/m
Other income	173,020	68,260	104,760	153%
Interest expenses, net	(703,114)	(16,993)	(686,121)	4038%
Income before taxes	1,958,497	(278,130)	2,236,627	n/m
Income Taxes	512,930	-	512,930	n/m
Net income (loss)	$1,445,567	$(278,130)	$1,723,697	n/m

HOME SYSTEM AND SUBSIDIARIES
ITEM 2. MD&A
All amounts, other than percentages, in U.S. dollars

	Six months	Six months	Dollar	Percentage
	ended	ended	Increase	Increase
	June 30, 2009	June 30, 2008	(Decrease)	(Decrease)
Net sales	$35,966,283	$16,253,607	$19,712,676	121%
Costs of sales	28,156,419	16,772,303	11,384,116	67.9%
Gross profit	7,089,864	(518,696)	7,608,560	n/m
General selling and administrative expenses	2,963,472	1,617,324	1,346,148	83.2%
Income from operations	4,846,392	(2,102,011)	6,948,403	n/m
Other income	234,755	67,001	167,754	250%
Interest expenses, net	(1,073,502)	(27,835)	(1,045,667)	3757%
Income before taxes	4,007,645	(2,062,845)	6,070,490	n/m
Income Taxes	1,035,555	-	1,035,555	n/m
Net income (loss)	$2,972,090	$(2,062,845)	$5,034,935	n/m

Sales Revenue

Total consolidated sales for three months ended June 30, 2009 increased $11,962,051 (139%) as compared to the same period ended June 30, 2008. The increase was primarily driven by $9,714,571 of revenue from Weihe, which was acquired by the Company in October, 2008.  Additional, revenue from the sales of barbeque sets increased by approximately $5,600,000 over the comparable 2008 three –month period.  These increases were partially offset by a decrease of approximately $2,600,000 in the sales of skateboards. As barbeque sets are predominately export-oriented products, they are more directly impacted by international market fluctuations. In 2008, due to the downturn of international economy, the orders from international customers for barbeques sets decreased dramatically.  In response the Company increased the sales of other products, such as skateboards, in order to offset the adverse impact of the lower sales of barbeque sets. With the economy beginning in the second quarter, the international market for barbeque sets improved, and the Company refocused on barbeque sets production.

Total consolidated sales for six month period ended June 30, 2009 were $35,966,283, an increase of $19,712,676, or 121%, from the corresponding 2008 level, primarily resulted from the acquisition of Weihe, which had revenue $17,652,944 for the six months ended June 30, 2009.

HOME SYSTEM AND SUBSIDIARIES
ITEM 2. MD&A

Costs of Sales and Gross Profit

	Three months ended June 30,
	2009	% of Sales Revenue	2008	% of Sales Revenue
Cost of Sales	$16,499,881	80.3%	$8,124,279	94.7%

Gross Profit	$4,037,288	19.7%	$450,839	5.3%

	Six months ended June 30,

	2009	% of Sales Revenue	2008	% of Sales Revenue
Cost of Sales	$28,156,419	78.3%	$16,772,303	103%
Gross Profit	$7,089,864	19.7%	$(518,696)	n/m

The Company reported cost of sales was $16,499,881 in the three months ended June 30, 2009, an increase of $8,375,602, or 103%, from the corresponding 2008 level.  This increase was primarily the result of the acquisition of Weihe, which had a cost of sales of $7,575,853 in the second quarter 2009 period.  There was also an increase cost of sales due to higher Well Profit’s revenue compared to 2008. Cost of sales as a percentage of revenue for the quarter ended June 30, 2009 decrease to 80.3% from the 94.7% in the prior fiscal year quarter, largely as a result of Weihe’s low cost of sales as a percentage of revenue and Well Profit’s lower cost of sales as percentage of revenue, compared to the corresponding period of the prior year due to decreased cost of raw materials, such as steel.

The cost of sales for the six months ended June 30, 2009 was $28,156,419, as compared to a cost of sales of approximately $16,772,303 for the corresponding period in 2008.  The $11,384,116 increase was driven by the approximately $13 million cost of sales from the recently acquired Weihe, partially offset by lower cost of sales of Well Profit’s product such as barbeque sets and skate board in 2009 compared to corresponding prior year period due to reduced cost of raw materials. Moreover, the cost of sales as a percentage of revenue in the six months ended June, 2009 was 78.3%, as compared to 103.2% for the corresponding period in 2008, resulting in a significant improvement in the Company’s gross profit and gross profit margin in 2009. This improvement was due to several factors, including: (i) Weihe’s lower percentage cost of sales of approximately 74% for the first half of 2009; (ii) Well Profit cost of sales as a percentage of revenue decreased to 82%, as compared to the 2008 level of 103%, reflecting the general reduction in the price level of raw material, such as steel, which represents 30% to 35% of the raw material cost, decreased by approximately 30%.

General selling and administrative expenses

The Company’s general selling and administrative expenses increased by $768,461 and $1,346,148 for the three and six month periods ending June 30, 2009, as compared to the prior year periods, these additional amounts were primarily due to selling and administrative costs associated with the recently acquired Weihe.  These costs contributed approximately 80% of the increases for both the three and six month periods.

Income from Operations

Income from operations increased by $2,817,988 and $6,948,403 during the three and six month periods ended June, 2009, as compared to the three and six months ended June 30, 2008, largely due to the increased revenue and operating profit resulted from the Weihe acquisition and the raw material cost reductions which benefited other areas of the Company’s operation.

Interest expense, net

The Interest expense, net increased by $686,121 and $1,045,667 for the three and six months periods ended June 30, 2009 as compared to the prior year periods, reflected the costs of the higher bank borrowings.

HOME SYSTEM AND SUBSIDIARIES
ITEM 2. MD&A

Net Income (Loss) Before Taxes

The Company reported net income before taxes of $1,958,497 for the three months ended June 30, 2009, representing an increase of $2,236,627 from the pre-tax loss of $278,130 recorded during the three months ended June, 2008. Net income before taxes of $4,007,645 for the six months ended June 30, 2009 was an increase of $6,070,490 from net loss before taxes of $2,062,845 incurred during the comparable period of 2008. These increases were primarily driven by the higher operating profits resulting from the Weihe acquisition’s effect increasing revenues, and relatively lower cost of raw materials, as discussed above.

Taxes

The Company recorded tax provisions of $512,930 and $1,035,555 for the three and six month periods ended June 30, 2009.  Due to the operating losses in 2008, there was no tax provision recorded in those corresponding periods

Net Income

As a result of the increased level of net income before taxes for the three and six month periods ending June 30, 2009, the Company realized net income of $1,445,567 and $2,972,090 for those periods, reflecting improvements of $1,723,697 and $5,034,935 from the losses in the prior year’s respective periods.

Liquidity and Capital Resources

As of June 30, 2009, Cash and Cash Equivalents were $7,728,391 as compared to $1,609,540 as of December 31, 2008. The components of this increase of $6,118,851 are reflected below.

Cash Flow

	Six Months Ended June 30,
	2009	2008
Net cash used in operating activities	$(3,095,009)	$(176,212)
Net cash used in investing activities	(22,092)	(58,466)
Net cash provided by (used in) financing activities	9,209,997	(397,833)
Exchange rate effect on cash	25,955	26,531
Net cash inflow (outflow)	$6,118,851	$(605,980)

Cash has historically been generated from operations and short-term borrowings.  However the effect of the recent revenue growth, in large part attributed to the acquisition of Weihe, has resulted in an increase in the Company’s trade receivables.  This along with the reduction of the level of payables resulted in negative flow from operating activities of $3,095,009 during the first six months of 2009.

There were no significant needs for plant and facility expansion during the first six months of 2009 and thus only $22,092 of cash was used in investing activities for the six months then ended.

The Company financed the operational negative cash flow financing activities by obtaining $9,209,997 of funding, primarily from increases in short and long term bank loans, which amounted to $18,514,394.

Working capital at June 30, 2009 was approximately $(15,118,772) as compared to $(10,028,127) at December 31, 2008, reflecting the relatively high level of short term bank debt and notes payable.

We believe that our available funds and cash flows generated from operations and short term borrowings will be sufficient to meet our anticipated ongoing operating needs for the next twelve months. However it is possible that the Company might need to raise additional capital in order to fund the Company’s expansion. There can be no guarantee that we will be able to obtain such funding, whether through the issuance of debt or equity, on terms satisfactory to management and our Board of Directors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

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

As required by Rule 13a-15 under the Exchange Act, under the supervision and with the participation of our management, including Fuying Wang our President and Chief Executive Officer and Jianming Xu, our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based on that evaluation, Mr. Wang and Xu concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2009.

We expect that these steps, when taken, will correct the material weaknesses described above. We do not believe that the costs of remediation for the above material weaknesses will have a material effect on our financial position, cash flow, or results of operations.

Changes in Internal Control Over Financial Reporting

In order to further enhance our disclosure and internal controls, our management, with the participation of Mr. Li and Cheung, the director of the Company, has recommended the implementation of the following changes by the end of fiscal year 2009:

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

We expect that these steps, when taken, will correct the material weaknesses described in our Annual Report on Form 10-K for the fiscal year ending December 31, 2009. We do not believe that the costs of remediation for these material weaknesses will have a material effect on our financial position, cash flow, or results of operations.

PART II – OTHER INFORMATION
Item 1.   Legal Proceedings.

None.

Item 1A.   Risk Factors.

Not Applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a) Exhibits

Exhibit No.	Title of Document

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

HOME SYSTEM GROUP

Date: August 18, 2009	By:	/s/ Fuying Wang
Fuying Wang
Chief Executive Officer

Date: August 18, 2009	By:	/s/ Jianming Xu
Jianming Xu
Chief Financial Officer (Principal Financial and Accounting Officer)