Form 10-Q
period 2009-09-30
Home System Group
filed 2009-11-16
CIK 1172319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

(347)-624-5699
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 16, 2009
Common Stock, $0.001 par value per share	62,477,949 shares

HOME SYSTEM GROUP
FORM 10-Q

Except as otherwise required by the context, all references in this report to “we”, “us”, “our”, or “Company” refer to the consolidated operations of Home System Group, a Nevada corporation, and its wholly owned subsidiaries.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of
Home System Group and Subsidiaries

We have reviewed the accompanying consolidated balance sheet of Home System Group and Subsidiaries at September 30, 2009 and the consolidated statements of operations, cash flows and stockholders’ equity for the nine months then ended. These financial statements are the responsibility of the Company's management.

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

/s/ Acquavella, Chiarelli, Shuster, Berkower & Co., LLP
Certified Public Accountants

New York, NY
November 16, 2009

Item 1 Financial Statements
HOME SYSTEM GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	September 30, 2009	December 31, 2008
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,415,974	$1,609,540
Restricted cash	548,062	1,617,000
Accounts receivable – trade	19,521,331	21,117,962
Accounts receivable-related party	1,076,395	10,619,911
Notes receivables-short term	4,829,834	4,880,122
Deposits and advances	2,943,161	4,632,544
Inventories	18,341,139	15,613,175
Trade deposits	450,397	-
Deferred interest expense	507,160	1,249,917
VAT tax refundable	1,651,847	1,076,646
TOTAL CURRENT ASSETS	52,285,300	62,416,817
Notes receivable - long-term	2,928,000	-
Property, plant and equipment – net	6,884,351	9,518,826
Deferred interest expense	-	255,230
Acquisition deposits	-	733,500
Land use right –net	-	1,291,852
Intangible assets	1,836,412	2,090,947
Goodwill	25,025,292	25,025,292

TOTAL ASSETS	$88,959,355	$101,332,464

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank loans	$15,201,524	$11,324,848
Bills payable	547,536	9,598,621
Accounts payable – trade	13,392,895	21,166,318
Accrued expenses and other payables	11,480,853	6,096,820
Income tax payable and other tax payable	1,093,355	1,147,001
Notes payable-current portion	22,450,527	21,536,763
Due to stockholders – current portion	2,685,911	1,574,573
TOTAL CURRENT LIABILITIES	66,852,601	72,444,944

NON-CURRENT LIABILITIES
Long-term bank loan	2,928,000	-
Due to stockholders – non-current portion	1,121,309	600,000
Notes payable – non-current portion	-	16,443,421

TOTAL LIABILITIES	70,901,910	89,488,365

STOCKHOLDERS' EQUITY
COMMON STOCK - $0.001 par value; 200,000,000 shares
authorized, 62,477,949 shares issued and outstanding
at September 30, 2009 and December 31, 2008	62,478	62,478
Additional paid-in capital	6,581,717	6,581,717
Note receivable on stock issuance	(900,000)	(900,000)
Statutory reserve	307,036	29,616
Retained earnings	10,063,722	4,217,826
Other comprehensive income	1,942,492	1,852,462

TOTAL STOCKHOLDERS' EQUITY	18,057,445	11,844,099

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$88,959,355	$101,332,464

The accompanying notes are an integral part of these financial statements.

HOME SYSTEM GROUP AND SUBSIDIARIES
CONSOLIDATED CONSENSED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
 (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
NET SALES	$10,269,180	$4,211,095	$46,235,463	$20,464,702
Cost of sales	6,975,137	4,048,717	35,131,556	20,821,020
GROSS PROFIT (LOSS)	3,294,043	162,378	11,103,907	(356,318)

OPERATING EXPENSES
General selling and administrative expenses	1,320,095	704,796	4,283,567	2,288,111

INCOME (LOSS) FROM OPERATIONS	1,973,948	(542,418)	6,820,340	(2,644,429)

OTHER INCOME (EXPENSE)
Other income	2,655,215	371,838	2,889,970	371,838
Interest income (expense), net	(421,035)	19,542	(1,494,537)	58,708
	2,234,180	391,380	1,395,433	430,546

INCOME (LOSS) BEFORE INCOME TAXES	4,208,128	(151,038)	8,215,773	(2,213,883)

INCOME TAXES	1,056,902	-	2,092,457	-

NET INCOME (LOSS)	$3,151,226	$(151,038)	$6,123,316	$(2,213,883)

Basic & Diluted Weighted Average Shares	62,477,949	62,477,949	62,477,949	62,477,949

Basic & Diluted Earnings (Loss) Per Share	$0.05	$-	$0.10	$(0.04)

OTHER COMPREHENSIVE INCOME
Net Income	$3,151,226	(151,038)	$6,123,316	$(2,213,883)
Foreign currency translation adjustment	62,475	201,715	90,030	1,026,765

COMPREHENSIVE INCOME (LOSS)	$3,213,701	50,677	6,213,346	(1,187,118)

The accompanying notes are an integral part of these financial statements

HOME SYSTEM GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND YEAR ENDED DECEMBER 31, 2008

	Number of			Note Receivable		Cumulative
	Shares of	Common	Paid-in	For Stock	Statutory	Translation	Retained
	Common Stock	Stock	Capital	Issuance	Reserve	Adjustment	Earnings	Total

BALANCE AT DECEMBER 31, 2007	62,477,949	$62,478	$6,615,726	$(900,000)	$29,616	$741,511	$150,161	$6,699,492

Stock based compensation	-	-	(34,009)	-	-	-	-	(34,009)

Cumulative translation adjustment	-	-	-	-	-	1,110,951	-	1,110,951

Net income for year 2008	-	-	-	-	-	-	4,067,665	4,067,665

BALANCE AT DECEMBER 31, 2008	62,477,949	$62,478	$6,581,717	$(900,000)	$29,616	$1,852,462	$4, 217, 826	$11,844,099

Cumulative translation adjustment	-	-	-	-	-	90,030	-	90,030

Net income for nine months	-	-	-	-	-		6,123,316	6,123,316

Appropriation to staff welfare	-	-	-	-	25,220	-	(25,220)

Appropriation to reserve fund	-	-	-	-	252,200	-	(252,200)
BALANCE AT SEPTEMBER 30, 2009	62,477,949	$62,478	$6,581,717	$(900,000)	$307,036	$1,942,492	$10,063,722	$18,057,445

The accompanying notes are an integral part of these financial statements

HOME SYSTEM GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
 (UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS USED IN OPERATING ACTIVITIES
Net income (loss)	$6,123,316	$(2,213,883)
Adjustments to reconcile net income
to net cash used in operating activities:
Gain on transfer of property, before transfer taxes	(2,761,987)	-
Depreciation	777,307	353,960
Deferred interest expense amortized	997,989	-
Credit for stock option costs reversed	-	(34,009)
Amortization of deferred assets	269,569	-
Change in assets and liabilities
(increase) decrease in assets:
Restricted cash	1,064,784	-
Accounts receivables	1,596,631	2,361,969
Deposits and advances	1,689,383	(84,341)
Inventories	(2,752,630)	2,302,408
Trade deposits	(450,397)	434,734
Acquisition deposit refunded	733,500	-
VAT refundable	(575,201)	-
Increase (decrease) in liabilities:
Bills payable per bank acceptance agreements	(9,051,085)	-
Accounts payable	(7,773,423)	(7,618,621)
Accrued expenses and other payable	5,384,033	4,246,328
Taxes payable	(53,646)	(540,483)
Net cash used in Operating Activities	(4,781,857)	(791,938)

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures	(57,263)	(92,917)
Increase in notes receivable	(2,877,712)	-
Net cash used in Investing Activities	(2,934,975)	(92,917)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loans	30,787,918	-
Repayment of short-term loans	(26,887,141)	-
Proceeds from long-term loans	2,928,000	-
Repayment of notes payable	(9,487,555)	-
Decrease in due from related party	9,543,516	(6,621)
Increase in due to stockholder	1,632,647	662,767
Net cash provided by Financing Activities	8,517,385	656,146
EXCHANGE RATE EFFECT ON CASH	5,881	26,712
NET INCREASE (DECREASE) IN CASH	806,434	(201,997)
CASH – BEGINNING OF PERIOD	1,609,540	821,074
CASH – END OF PERIOD	$2,415,974	$619,077

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,505,279	$27,649
Income taxes	$2,092,457	$-
Non-cash transactions
Asset Transfer:
Asset transfer value	$6,087,312	$-

The accompanying notes are an integral part of these financial statements

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Home System Group (“HSG” or the “Company”) (formerly named Supreme Realty Investments, Inc. (“Supreme”), is incorporated in the State of Nevada.   The Company has three operating subsidiaries as of September 30, 2009.

On August 4, 2006, Supreme was a public shell company and acquired Home System Group, Inc. (“HSGI”).  Under the terms of the merger agreement, the stockholders of HSGI received 8,000,000 (post reverse stock split) shares of Supreme’s common stock for 100% of HSGI’s outstanding common stock.  Following the merger, Supreme changed its name to Home System Group.  Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination.  That is, the share exchange is equivalent to the issuance of stock by HSGI for the net monetary assets of Supreme, accompanied by a recapitalization, and is accounted for as a change in capital structure.  Accordingly, the accounting for the share exchange is identical to that resulting from a reverse acquisition, except no goodwill was recorded.  Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, Supreme, are those of the legal acquiree which is considered to be the accounting acquirer, HSGI.  Shares and per share amounts stated have been adjusted to reflect the merger.

HSGI was incorporated as a limited liability company in the British Virgin Islands on February 28, 2003.  HSGI was inactive until June 30, 2006 when HSGI acquired all the outstanding stock of Oceanic International (HK) Limited (“Oceanic”).  Oceanic is an operating company, organized under the laws of Hong Kong on June 23, 2004 for the purpose of distributing gas grills, home electronic appliances and bin racks. Since the ownership of HSGI and Oceanic was the same, the merger was accounted for as a transaction between entities under common control, whereby HSGI recognized Oceanic’s assets and liabilities transferred at their carrying amounts.

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

On October 1, 2008, the Company purchased from the shareholders of Asia Forever Investment Limited (“Asia Forever”) all of Asia Forever’s outstanding stocks for approximately $39.5 million.  Asia Forever had been incorporated as a limited liability company on April 1, 2008 in the Hong Kong Special Administrative Region, and it has 100% ownership interest of Zhongshan City Weihe Appliances Co., Ltd (“Weihe”). Weihe had been incorporated as a limited liability company on August 3, 1998 in the PRC, and it manufactures ceiling fans and residential lighting to be sold to the international consumer market through various distributors. On October 1, 2008, the Company issued promissory notes (the “Notes”) to the shareholders of Asia Forever as payment of the purchase price for the Company’s acquisition of Asia Forever. Pursuant to the Notes, 25% of the purchase price was payable on or before December 31, 2008, with the remaining principal amount to be repaid in three semi-annual installments beginning on June 30, 2009. See Note 13, Notes payable and Deferred interest expenses, for discussion on these Notes.

NOTE 2 – BASIS OF PREPARATION AND CONSOLIDATION

The accompanying financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America. The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements reflect the adjustments considered necessary for a fair presentation of the Company’s results as of September 30, 2009 and September 30, 2008, and for the periods then ended.

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basic and diluted earnings (loss) per share

The Company reports earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260 “Earnings per share”. The Company’s basic earnings per share is computed using the weighted average number of shares outstanding for the periods presented.

Diluted earnings per share is based on the assumption that all dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock options are assumed to be exercised, and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The options outstanding as of September 30, 2009 and September 30, 2008 were anti-dilutive and thus were not included in the computation of the Company’s earnings per share.

Cash and cash equivalents

Cash and cash equivalents include cash on hand, cash accounts, interest bearing savings accounts and time certificates of deposit with a maturity of three months or less when purchased.

Accounts receivable-trade

Accounts receivable-trade is stated, net of allowance for doubtful accounts.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded primarily on a specific identification basis.  The Company’s management determined that there were no doubtful accounts required to be reserved for as of September 30, 2009 and December 31, 2008.

Deposits and Advances

The Company periodically is required to provide funds deposited to support letters of credit and similar instruments.  As of September 30, and December 31, 2008, these deposits were $2,223,821, and $604,928, respectively.  In addition the Company advances funds to employees for Company related expenses, and to research institutions or companies which have been engaged to conduct research regarding new products.

Inventory

Inventory is stated at the lower of cost or market value. Raw material’s cost is determined by the weighted average method.  The cost of work-in-progress and finished goods inventories consist of raw materials, direct labor and overhead associated with the manufacturing process. The Company evaluates the net realizable value of its inventories on a regular basis and records a provision for loss to reduce the computed weighted average cost if it exceeds the net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to consummate the sale.  The Company’s management determined that there was no requirement to record a provision for inventory loss as of September 30, 2009 and December 31, 2008.

Deferred interest expense

Deferred interest expense is being amortized over the term of the non-interest bearing promissory notes payable issued regarding a related business acquisition, using the effective interest method.

The amounts amortized for the three months ended September 30, 2009 and 2008 were $251,929 and $0 respectively. The amounts amortized for the nine months ended September 30, 2009 and 2008 were $997,989 and $0 respectively.

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Property, plant and equipment

The Company accounts for property, plant and equipment in accordance with the FASB ASC Topic 360, “Property, plant and equipment”. Property, plant and equipment is stated at cost including the cost of improvements.  Maintenance and repairs are charged to expense as incurred.  Assets under construction are not depreciated until construction is completed and the assets are ready for their intended use. Depreciation and amortization are provided on the straight-line method based on the estimated useful lives of the assets.

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

Goodwill

The Company accounts for goodwill in accordance with the FASB ASC Topic 350, “Intangible-Goodwill and Other”. We evaluate Goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of Goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including Goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using discounted projected cash flows. If the carrying amount of the reporting unit exceeds its fair value, Goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. We conduct our annual impairment test as of December 31 of each year, and determine if there is any impairment.

Revenue recognition

The Company’s revenue recognition policies are in compliance with FASB ASC Topic 605, “Revenue Recognition”.  Revenue from sales of the Company’s products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are delivered to and accepted by its customers, the price is fixed or determinable as stated on the sales contract, and collectability is reasonably assured.  Customers do not have a general right of return on products shipped. Product returns to the Company were insignificant during past years.  There are no post-shipment obligations, price protection or bill and hold arrangements.

Advertising and promotion costs

Advertising and promotion costs are classified as selling expenses and are expensed as incurred. There were no advertising costs and promotion expenses during the three and nine months periods ended September 30, 2009 and 2008 respectively.

Income taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Income tax”, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the temporary difference between the financial statement and tax basis of assets and liabilities using presently enacted tax rates in effect.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  Income taxes are provided on an asset and liability approach for financial accounting and reporting of income taxes.  Current tax is based on the profit or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purposes and is calculated using tax rates that have been enacted or substantively enacted at the balance sheet date. There were no deferred tax assets and liabilities as of September 30, 2009 or December 31, 2008 as there were no differences between the financial statement and the tax basis of the Company’s assets or liabilities.

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

Foreign currency translation

The Company operations are based in the PRC with its currency, the Renminbi (“RMB”), as the functional currency. In consolidation, the Company’s accounts are translated from RMB into US dollars in accordance with FASB ASC Topic 830, “Foreign currency matters”.  Accordingly, all assets and liabilities are translated at the exchange rates prevailing at the balance sheet dates and all income and expenditure items are translated at the average rates for each of the years.

All foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange. The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC. Translation of amounts from RMB into US dollars has been made at the following exchange rates:

For the period ended September 30, 2009:
Balance sheet	RMB 6.83 to US$ 1.00
Statement of Operations	RMB 6.83 to US$ 1.00
For the period ended September 30, 2008:
Balance sheet	RMB 6.84 to US$ 1.00
Statement of Operations	RMB 6.83 to US$ 1.00

For the period ended December 31, 2008:
Balance sheet	RMB 6.82 to US$ 1.00

Commencing from July 21, 2005, China has adopted a managed floating exchange rate regime based on market demand and supply with reference to a basket of currencies.   Since then, the PBOC administers and regulates the exchange rate of US$ against RMB taking into account demand and supply of RMB, as well as domestic and foreign economic and financial conditions.

Use of estimates

The preparation of the financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Several areas require management’s estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management estimates related to valuation of intangible assets acquired in business acquisitions, accrued liabilities and the useful lives for amortization and depreciation. Actual results could differ from those estimates.

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Recently issued accounting pronouncements

In July 2009, the FASB issued standards that established the FASB Accounting Standards Codification as the single source of authoritative US GAAP for nongovernmental entities. The ASC supersedes all non-SEC accounting and reporting standards that existed at the ASC’s effective date, including FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related literature. The FASB uses Accounting Standards Updates (“ASU”) to amend the ASC. The Codification was effective for interim and annual periods ending after September 15, 2009 (i.e., the quarterly period ended September 30, 2009 for HSYT).

In September 2006, the FASB issued ASC Topic 820, “Fair value measurements and disclosures”, which is effective for fiscal years beginning after November 15, 2007 with earlier adoption encouraged. The new standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.

In February 2007, the FASB issued ASC Topic 825, “Financial Instruments” which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted this standard on January 1, 2008, and the implementation of this standard did not have a significant impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued ASC Topic 805, “Business Combination”, to establish principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for the Company beginning January 1, 2009.

In December 2007, the FASB issued ASC Topic 810, “Consolidation”, to establish accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. It also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for the Company beginning January 1, 2009. The Company adopted the new standard on January 1, 2009, and the implementation of the new standard did not have a significant impact on the Company’s financial position or results of operations.

In May 2008, the FASB issued ASC Topic 105, “Generally Accepted Accounting Principles”, which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. The standard directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. This new standard is not expected to have an impact on the Company’s financial statements.

In April 2008, the FASB issued  ASC Topic 350, “Intangibles-Goodwill and Other”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Application of this FSP did not have a significant impact on the Company’s financial statements.

In June 2008, the FASB issued ASC Topic 260, “Earnings per share”, regarding determining whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company does not currently have any share-based awards that would qualify as participating securities. Therefore, application of this is not expected to have an effect on the Company’s financial reporting.

In May 2008, the FASB issued ASC Topic 470, “Debt”, which will be effective for financial statements issued for fiscal years beginning after December 15, 2008. This standard includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. This standard is not currently applicable to the Company since the Company does not have convertible debt.

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

In April 2009, the FASB issued ASC Topic 820, “Fair value measurements and disclosures”, which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in the standard. The scope of this standard does not include assets and liabilities measured under Level 1 inputs (quoted prices in active markets for identical assets). The standard is applied prospectively to all fair value measurements where appropriate and is effective for the Company’s interim and annual periods beginning in the second quarter of fiscal year 2009. The Company’s adoption of this above standard did not have a material impact on the Consolidated Financial Statements.

In May 2009, the FASB issued ASC Topic 855, “Subsequent events”, that established general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and shall be applied to subsequent events not addressed in other applicable generally accepted accounting principles.  This standard, among other things, sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted this standard effective with the fiscal quarter ending June 30, 2009.

NOTE 4 – RESTRICTED CASH AND BILLS PAYABLE

As of September 30, 2009 and December 31, 2008, Restricted cash was $548,062 and $1,617,000, respectively. This cash is restricted as it is held on deposit as to provide collateral for the bills issued by banks to vendors as discussed below.

The Company is periodically requested by certain of its suppliers to settle amounts owed by the issuance of bills through banks for which the banks undertake to guarantee the Company’s settlement of these amounts at maturity. These bills are interest-free with maturity dates of six months from the date of issuance. In order to provide such guarantees for the bills, the Company has entered into bank acceptance agreements with certain banks.  Pursuant to a bank’s acceptance agreement, the bank guarantees payment of certain of the Company’s payables. As security for the banks’ undertakings, the Company is required to pay the banks’ charges as well as deposit with such banks amounts equal to 10% to 50% of the payables being guaranteed at the time of such issuance.

NOTE 5 - NOTES RECEIVABLE

The Company has an arrangement with Oceanic International (Zhongshan) (“Zhongshan”), an Chinese company that provides raw material to Home System, whereby both companies have agreed to jointly obtain financing from certain financial institutions.  Under this arrangement, the Company enters into a loan agreement with the financial institution, under which Home System, Zhongshan and the financial institutions agree that certain assets of both companies will be used as collateral to secure the loan.  These assets consist of Home System’s receivables and certain property and buildings of Zhongshan.

Once the Company receives the funding, it then enters into an agreement with the Zhongshan under which a portion of the funds will be forward to Zhongshan under the terms of a note receivable payable to Home System.  These Notes receivable include interest and maturity dates that coincide with the underlying financing agreement.

As of September 30, 2009, these Notes receivable amounted to $7,757,834, with interest rates that ranged from 2.49% to 5.4%, and include maturities less than one year and more than one year.  Notes 11 and 12 includes the details of the underlying bank loans.

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 6– INVENTORIES

Inventories consisted of the following:

	September 30, 2009	December 31, 2008
Raw materials	13,191,701	9,243,130
Work in process	4,002,752	5,352,141
Finished goods	$1,146,686	$1,017,904
Total	$18,341,139	$15,613,175

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	Useful Lives	September 30, 2009	December 31, 2008
Plant and machinery	5 to 10 years	$8,273,253	$8,253,436
Buildings	20 years	32,028	2,145,009
Furniture, fixtures and equipment	5 to 10 years	179,972	142,525
Motor vehicles	8 to 10 years	12,405	12,405
Total		8,497,657	10,553,375
Less: accumulated depreciation		(1,613,306)	(1,034,549)
Net book value		$6,884,351	$9,518,826

During the three and nine month periods ended September 30, 2009 and September 30, 2008 depreciation was recorded as follows,

	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008
Cost of sales	$130,298	$100,455	$595,991	$341,674
General, selling & administrative expenses	90,886	4,193	181,317	12,286
	$221,184	$104,648	$777,308	$353,960

NOTE 8– ACQUISITION DEPOSIT

The acquisition deposit of $0 and $733,500 as of September 30, 2009 and December 31, 2008, respectively, represented the partial payment of the cash portion of the consideration for the acquisition of Juxian in September, 2007. However, the delivery of the Company’s stock, which is traded on the OTCBB, was not recognized as a share exchange consideration by the relevant PRC government authority for the purposes of approval of the ownership transfer of Juxian. Thus on February 7, 2008, the acquisition of Juxian was cancelled. The shareholders of Juxian refunded the deposit to the Company in August 2009.

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 9– LAND USE RIGHT, NET

Land use right consist of the following:
	September 30, 2009	December 31, 2008
Land use right	$-	$1,299, 172
Less: accumulated amortization	-	(7,320)
Land use right, net	$-	$1,291,852

The Company obtained the right from the relevant PRC land authority for periods of 50 years to use the lands on which the production facilities and warehouses of the Company are situated.

During the nine months ended September 30, 2009 and 2008, amortization amounted to $15,034 and $0 respectively. During the three months ended September 30, 2009 and 2008, amortization amounted to $0 and $0 respectively. These land use right were transferred to the former shareholders of Asia Forever as part of the Supplemental Agreement discussed in Note 13.

NOTE 10 – INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	September 30, 2009	December 31, 2008
Customer relationships	$2,030,000	$2,030,000
Brand name	145,792	145,792
Total	2,175,792	2,175,792
Less: accumulated amortization	(339,380)	(84,845)
Total Intangible assets, net	$1,836,412	$2,090,947

 During the three month periods ended September 30, 2009 and 2008, amortization expenses of intangible assets amounted to $84,845 and $0 respectively.  During the nine month periods ended September 30, 2009 and 2008, amortization expenses of intangible assets amounted to $254,535 and $0 respectively.

The intangible assets are carried at cost and are amortized over the expected useful lives. Customer relationships is being amortized over its expected useful life of 6.25 years. Brand name is being amortized over its expected useful life of 10 years.

The estimated aggregate amortization expenses for the brand name and customer relationship for the five succeeding years are as follows:

Year
For the last three months of 2009	$84,845
2010	339,380
2011	339,380
2012	339,380
2013	339,380
2014	339,380
thereafter	54,667
$1,836,412

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 11– SHORT TERM BANK LOANS

The Short term bank loans that are denominated in Chinese Renminbi and are presented in US dollars are as follows:

	September 30, 2009	December 31, 2008
Loan from China Construction Bank Zhongshan Branch, interest rate at 2.49%, due from June 3, 2009 to June 2, 2010, secured by the Company’s accounts receivables. (1)	$2,895,499	$-

Loan from China Construction Bank Zhongshan Branch, interest rate at 3.42% (LIBOR+2%), due within 120 days, secured by accounts receivable held by a major customer. (1)	2,457,976	-

Loan from Industrial and Commercial Bank of China, interest rate at 4.86%, due from September 25, 2009 to January 22, 2010, secured by the Company’s accounts receivables. (1)	1,464,000	-

Loan from Industrial and Commercial Bank of China, interest rate at 4.86%, due from September 16, 2009 to January 14, 2010, secured by the Company’s accounts receivables. (1)	1,171,200	-

Loan from Industrial and Commercial Bank of China, interest rate at 4.86%, due from September 23, 2009 to January 21, 2010, secured by the Company’s accounts receivables. (1)	1,756,800	-

Loan from Industrial and Commercial Bank of China Zhongshan Branch, interest rate at 3.42% (LIBOR+2%), due within 120 days, secured by accounts receivable held by a major customer. (1)	1,064,049	-

Loan from CITIC Bank, interest rate at 7.62% per annum, due from April 15, 2009 to October 15, 2009, secured by Li Weiqiu, a related party.	1,464,000	-

Loan from CITIC Bank, interest rate at 7.62% per annum, due from October 10, 2008 to October 9, 2009, guaranteed by Li Weiqiu, a related party.	$2,928,000	$2,934,000

Loan from Bank of Communication, interest rate at 10.34% (LIBOR+4.6%), due within 90 days, guaranteed by accounts receivable. (1)		676,710

Loan from Guangdong Development Bank (Zhongshan Branch), interest rate at 10.34% (LIBOR+4.6%), due within 90 days, secured by accounts receivable held by a major customer.		2,312,593

Loan from Standard Chartered Bank, interest rate at 10.74% (LIBOR+5%), due within 90 days, secured by accounts receivable held by a major customer.		267,045

Loans from Industrial and Commercial Bank of China, interest rate at 6.21%, due byJanuary 22, 2009, secured by the Company’s accounts receivables. (1)		3,667,500

Loans from Industrial and Commercial Bank of China, interest rate at 6.21%, due byJanuary 16, 2009, secured by the Company’s accounts receivables. (1)		1,467,000

Total Short term bank loans	$15,201,524	$11,324,848

(1) These loans are also collateralized with assets owned by Oceanic International (Zhongshan) Ltd. as discussed in Note 5.

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 12– LONG TERM BANK LOANS

The Long term bank loans as of September 30, 2009 are denominated in Chinese Renminbi and are presented in US dollars as follows:

Loan from Industrial and Commercial Bank of China, interest rate at 5.40%, due on March 9, 2012, secured by the Company’s assets. (1)	$1,464,000

Loan from Industrial and Commercial Bank of China, interest rate at 5.40%, due on March 16, 2012, secured by the Company’s assets. (1)	1,464,000

Total Long term bank loans	$2,928,000

(1)	These loans are also collateralized with assets owned by Oceanic International (Zhongshan) Ltd. as discussed in Note 5.

NOTE 13 – NOTES PAYABLE AND DEFERRED INTEREST EXPENSE

Notes payable consist of the following:

	September 30, 2009	December 31, 2008
Notes payable related to the fixed price standby equity distribution agreement	$6,575,000	$6,575,000
Notes payable related to acquisition of subsidiary	15,875,527	31,405,184
Total Notes Payable
	22,450,527	37,980,184
Less: Current portion	22,450,527	21,536,763

Notes payable recorded under non-current liabilities	$-	16,443,421

Deferred interest expense consist of the following:

	September 30, 2009	December 31, 2008
Deferred interest expense	$507,160	$1,505,147

Less: Current portion	507,160	1,249,917

Deferred interest expenses recorded as non-current assets	$-	$255,230

On May 23, 2007, the Company entered into a Fixed Price Standby Equity Distribution Agreement (the “Agreement”) with four investors (the “Investors”) who are related parties.  Pursuant to the Agreement, the Company could, at its discretion, periodically sell to the Investors up to 10 million shares of the Company’s common stock for a total purchase price of up to $40 million (a per share purchase price of $4.00 per share). The Investors’ obligation to purchase shares of common stock under the Agreement was subject to certain conditions, including the Company obtaining an effective registration statement for the resale of the common stock sold under the Agreement.  The investors paid 16.5% of the purchase price ($6,575,000) to the Company. Also, the investors were to deliver to the Company an executed promissory note for the payment of the remaining 83.5% of the remaining commitment under this Agreement.

On February 7, 2008, the Company cancelled the Agreement with the Investors, and the amount of $6,575,000 that had been received by the Company has been reflected as a non-interest bearing Notes payable recorded under current liabilities and non-current liabilities at the end of September 30, 2009 and December 31, 2008, respectively.

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

On October 1, 2008, the Company issued promissory notes (“Notes”) in the amount equivalent to the purchase price of approximately $39.4 million to the former shareholders of Asia Forever for the Company’s acquisition of Asia Forever. The net present value of these Notes payable at October 1, 2008 was $29,900,000 and the deferred interest expense of $1,505,147 was recorded based on the Company’s 5.3% borrowing rate, to be amortized using the effective interest rate method. The Notes bear no interest and principal was to be repaid as follows: 25% of the purchase price ($9.9 million) was payable on or before December 31, 2008, the remaining principal amount to be repaid in three equal semi-annual installments beginning on June 30, 2009. As of December 31, 2008, the Company paid approximately $8 million of the total cash consideration of 39.5 million, leaving a balance due on the promissory note of $31.5 million as of December 31, 2008.

On June 30, 2009, the Company entered into a Supplement Agreement to the Notes (“Supplement Agreement”) with the former shareholders of Asia Forever which amended the payment terms as set forth in the original promissory notes. Pursuant to the Supplement Agreement, the cash payments of  $1.8 million, which was past due from December 31, 2008, and $9.9 million which was due on June 30, 2009 were to be satisfied in total by: (i) $4.4 million in cash which was paid by the Company as of June 30, 2009; (ii) $1,464,000 in cash to be paid by the Company in two equal installments of $732,000 by July 31, 2009 and December 31, 2009; (iii) the transfer of buildings held by the Company including offices and production facilities totaling 41,067 square meters and the related land use rights, together valued at $6.1 million (the “Fixed Assets”). Such revised payment terms when fully completed shall satisfy all payments due under the Notes for the December 31, 2008 and June 30, 2009 installments. The Company would have two equal payments remaining on these Notes of approximately $9.9 million each due on December 31, 2009 and June 30, 2010.  As of September 30, 2009, the Company has prepaid approximately $4.4 million of the amount due on December 31, 2009.

The Company has made the payment of $732,000 pertaining to the July 31, 2009 obligation and on September 18, 2009, the Company completed the transfer of the Fixed Assets to former shareholder of Asia Forever. See Note 22- GAIN ON THE TRANSFER OF ASSET.

NOTE 14 – DUE TO STOCKHOLDER

This Company owed $2,437,862 to a stockholder as of September 30, 2009.  This is unsecured, bears no interest, and it is due before June 30, 2010.

As discussion in Note 11, various bank loans made to the Company have been secured or guaranteed by the related party, Li Weiqiu, a current shareholder and director of the Company.

On May 14, 2009, The Company received a loan from a related party, Kinwai Cheung, a director and shareholder of the Company, with the interest rate 7.844% due on May 14, 2014. The Company pays the principal amount and interest of approximately $29,280 (RMB 200,000) per month. As of September 30, 2009, the amount due to Kinwai Cheung was $1,369,358, with the current portion $248,049 due within twelve months.

	September 30, 2009	December 31, 2008
Due to stockholder unsecured and no interest	$2,437,862	$2,174,573
Due to stockholder with interest 7.844%	1,369,358	-
	3,807,220	2,174,573
Less: Current portion	2,685,911	1,574,573

Due to stockholder under non-current liabilities	$1,121,309	$600,000

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

The principal amount for the five succeeding years maturities are as follows:

Year
2010	$2,685,911
2011	268,209
2012	290,021
2013	313,606
2014	249,473
$3,807,220

NOTE 15 – SHIPPING AND HANDLING FEES AND COSTS

The Company does not charge its customers for shipping and handling.  The Company classifies shipping and handling costs as part of the Cost of sales, and these were $181,823 and $72,884 for the three month periods ended September 30, 2009 and 2008, respectively, and $875,923 and $373,553 for the nine month periods ended September 30, 2009 and 2008, respectively.

NOTE 16 – WARRANTY

The Company evaluates its exposure to warranty claims based on both current and historical product sales data and warranty costs incurred.  The Company assesses the adequacy of its recorded warranty liability annually and adjusts the amount as necessary.  As of September 30, 2009 the Company believed that it had no material warranty claims. The warranty liability would be included in accrued expenses in the accompanying balance sheet.

NOTE 17– INCOME TAXES

The Company is incorporated in the U.S. and is subject to U.S. tax law. No provisions for U.S. income taxes have been made as the Company has no taxable income for reporting periods. HSGI is incorporated in the British Virgin Islands (“BVI”) and, under the current laws of the BVI, is not subject to income taxes.

The Company is subject to the Income Tax Laws of PRC. All of the tax provisions for the three and nine month periods ended September 30, 2009 and 2008 pertain to PRC taxes. Effective on January 1, 2008, the PRC Enterprise Income Tax (“EIT”) Law, and Implementing Rules impose a unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises in China, unless they qualify under certain limited exception. Most of the Company’s operations units are subject to this tax.

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

During three and nine months ended September 30, 2009, the benefit that the Company received from this Tax Holiday was $71,934 and $728,097, respectively. The related benefit to earnings per share for the three and nine months ended September 30, 2009 is $0.001 and $0.012, respectively.

All of the Company’s tax provisions for the three and nine months ended September 30, 2009 pertain to the PRC. Because of losses, there were no tax provisions for the three and nine months ended September 30, 2008.

Due to the uncertainty surrounding the realization of the favorable U.S. tax attributes in future tax returns, we continue to record a full valuation allowance against our otherwise recognizable U.S. net deferred tax assets as of September 30, 2009 and December 31, 2008.

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 18 – SEGMENT REPORTING

Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting”, requires use of the “management approach” model for segment reporting. Under this model, segment reporting is consistent with how the Company’s management organizes segments within the Company for making operating decisions and assessing performance. Reportable segments can be based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Reportable segments are components of an enterprise about which separate financial information is available, that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer and chief financial officer have been identified as the chief decision makers. The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes.

The Company has four reportable segments: (1) Barbeque sets, (2) Skateboards, (3) Other home appliances, (4) Corporate based on the above criteria. Overhead items that are specifically identifiable to a particular segment are applied to such a segment.

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

	Barbeque sets		Skateboards		Other home appliances			Corporate		Total
	For the three months ended 9/30/09	For the three months ended 9/30/08	For the three months ended 9/30/09	For the three months ended 9/30/08	For the three months ended 9/30/09		For the three months ended 9/30/08	For the three months ended 9/30/09	For the three months ended 9/30/08	For the three months ended 9/30/09	For the three months ended 9/30/08
Net sales	$40,396	$40,393	$1,571,721	$1,571,614	$8,657,063		$2,599,088	$-	$-	$10,269,180	$4,211,095
Depreciation and amortization	$1,204	$988	$46,838	$38,823	$257,986		$64,827	$-	$-	$327,113	$152,821
Segment Income (loss)	$18,401	$211	$715,938	$8,214	$3,943,397	(1)	$13,584	$(469,608)	$(173,047)	$4,208,128	$(151,038)
before income taxes
Capital expenditures	$-	$-	$23,822	$-	$11,349		$34,451	$-	$-	$35,171	$25,883

	Barbeque sets		Skateboards		Other home appliances			Corporate		Total
	For the nine months ended 9/30/09	For the nine months ended 9/30/08	For the nine months ended 9/30/09	For the nine months ended 9/30/08	For the nine months ended 9/30/09		For the nine months ended 9/30/08	For the nine months ended 9/30/09	For the nine months ended 9/30/08	For the nine months ended 9/30/09	For the nine months ended 9/30/08
Net sales	$14,772,405	$9,125,750	$2,853,834	$5,879,912	$28,609,224		$5,459,040	$-	$-	$46,235,463	$20,464,702
Depreciation and amortization	$302,594	$133,200	$76,806	$39,011	$667,476		$181,749	$-	$-	$1,046,876	$353,960
Segment Income (loss) before income taxes	$1,873,284	$(1,610,916)	$901,872	$149,645	$6,584,293	(1)	$(43,769)	$(1,143,674)	$(708,843)	$8,215,773	$(2,213,883)
Capital expenditures	$1,665	$47,865	$23,904	$-	$31,694		$45,052			$57,263	$92,917

	As of September 30, 2009	As of September 30, 2008	As of September 30, 2009	As of September 30, 2008	As of September 30, 2009	As of September 30, 2008	As of September 30, 2009	As of September 30, 2008	As of September 30, 2009	As of September 30, 2008
Segment assets	$25,658,712	$13,052,975	$4,956,925	$2,762,073	$46,443,336	$2,274,377	$11,900,382	$8,711,268	$88,959,355	$31,889,635

(1) Includes gain on transfer of Assets of $2,196,000.

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 19 – STOCK OPTIONS

The following table summarizes all Company stock option transactions between January 1, 2008 and September 30, 2009

Share options under option plan
Balance, December 31, 2007	100,000
Cancelled on termination of services	(66,667)

Balance, December 31, 2008 and September 30, 2009	33,333

These remains options are fully vested with an exercise price of $6.00 and a remaining term of 7.8 years..

NOTE 20– CONCENTRATIONS, RISK AND UNCERTAINTIES

For the three and nine months ending September 30, 2009, two customers accounted for 99% of the Company’s sales.  For the three and nine months ending September 30, 2008, one customer accounted for approximately 98% of the Company’s sales.  This concentration makes the Company vulnerable to a near-term severe impact if the relationships are terminated.

As of September 30, 2009, two customers accounted for approximately 98% of the Company’s accounts receivable. As of September 30, 2008, one customer accounted for approximately 89% of the Company’s accounts receivable.

For the three and nine months ending September 30, 2009, three suppliers accounted for  58% and two suppliers accounted for 48%, respectively, of the Company purchases.  For the three and nine months ending September 30, 2008, one supplier accounted for 13% and 22%, respectively, of the Company’s purchases.

As of September 30, 2009 and 2008, no vendors accounted for more than 10% of the Company’s accounts payable.

NOTE 21 – COMMITMENTS AND CONTINGENCIES

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

Year
2010	$769,124
2011	769,124
2012	666,849
2013	360,027
2014	60,005
$2,625,129

Rental expenses were $196,802 and $209,947 for the three months ended September 30, 2009 and 2008, respectively. Rental expenses were $491,839 and $568,522 for the nine months ended September 30, 2009 and 2008, respectively.

NOTE 22 - GAIN ON THE TRANSFER OF ASSET

In August 2009, the Company transferred certain building assets and land use right to former shareholder of Asia Forever in accordance with the Supplemental Agreement discussed in NOTE 13.  These assets were valued at $6,087,312, and the Notes due were reduced in value by this amount.  The net income from gain on transfer of the building assets and land use right is $2,196,000 after business and land appreciation taxes of $565,987.

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 23 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 16, 2009, and has determined that there were no subsequent events to recognize or disclose in these financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q, and in the Company’s December 31, 2008 Form 10-K.

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

Overview

Home System Group is a Nevada holding company which has its operations based exclusively in China.  These operations are primarily engaged in the production of a variety of household appliances, including stainless steel gas grills and ovens, ceiling and table fans and decorative lamps. Our products are sold through distributors to retailers in America, Europe, Australia and Asia.

Results of Operation

All amounts, other than percentages, in U.S. dollars

	Three months ended September 30, 2009	Three months ended September 30, 2008	Increase (Decrease)	Percentage Change (Decrease)
Net sales	$10,269,180	$4,211,095	$6,058,085	144%
Costs of sales	6,975,137	4,048,717	2,926,420	72.3%
Gross profit	3,294,043	162,378	3,131,665	N/M
General selling and administrative expenses	1,320,095	704,796	615,299	87.3%
Income from operations	1,973,948	(542,418)	2,516,366	N/M
Other income	2,655,215	371,838	2,283,377	614%
Interest expenses (income), net	421,035	(19,542)	440,577	N/M
Income before taxes	4,208,128	(151,038)	4,359,166	N/M
Income taxes	1,056,902	-	1,056,902	N/M
Net income (loss)	$3,151,226	$(151,038)	3,302,264	N/M

HOME SYSTEM AND SUBSIDIARIES
ITEM 2. MD&A

All amounts, other than percentages, in U.S. dollars

	Nine months ended September 30, 2009	Nine months ended September 30, 2008	Increase (Decrease)	Percentage Increase (Decrease)
Net sales	$46,235,463	$20,464,702	$25,770,761	125%
Costs of sales	35,131,556	20,821,020	14,310,536	68.7%
Gross Profit	11,103,907	(356,318)	11,460,225	N/M
General selling and administrative expenses	4,283,567	2,288,111	1,995,456	87.2%
Income from operations	6,820,340	(2,644,429)	9,464,769	N/M
Other income	2,889,970	371,838	2,518,132	677%
Interest expenses (income), net	1,494,537	(58,708)	1,553,245	N/M
Income before taxes	8,215,773	(2,213,883)	10,429,156	N/M
Income taxes	2,092,457	-	2,092,457	N/M
Net income (loss)	$6,123,316	$(2,213,883)	$8,337,199	N/M

HOME SYSTEM AND SUBSIDIARIES
ITEM 2. MD&A

Sales Revenue

Total consolidated sales for three months ended September 30, 2009 increased by $6,058,085 as compared to the same period ended September 30, 2008. The increase was primarily driven by $7,382,422 of revenue during the three months ended September 30, 2009 from Weihe, which was acquired by the Company in October, 2008, partially offset by a decrease of approximately $1,470,000 of Well Profit’s revenue due to large order received in 2008 which did not repeated in 2009 third quarter.

Total consolidated sales for nine month period ended September 30, 2009 were $46,235,463, an increase of $25,770,761 from the corresponding 2008 level, primarily resulted from the acquisition of Weihe, which had revenue $ 25,047,433 for the nine months ended September 30, 2009.

Costs of Sales and Gross Profit

	Three months ended September 30,
	2009	% of Sales Revenue	2008	% of Sales Revenue
Cost of Sales	$6,975,137	67.9%	$4,048,717	96.1%
Gross Profit	$3,294,043	32.1%	$162,378	3.9%

	Nine months ended September 30,
	2009	% of Sales Revenue	2008	% of Sales Revenue
Cost of Sales	$35,131,556	75.9%	$20,821,020	101.7%
Gross Profit	$11,103,907	24.1%	$(356,318)	n/m

The Company reported that cost of sales was $6,975,137 in the three months ended September 30, 2009, an increase of $2,926,420 from the corresponding 2008 level.  This increase was primarily the result of the acquisition of Weihe, which had a cost of sales of $4,670,808 in the third quarter of 2009 period, partially offset by lower cost of sales of Well Profit due to its lower revenue over the comparable 2008 three month period and lower cost of sales, as a percentage of revenue. Cost of sales as a percentage of revenue for the quarter ended September 30, 2009 decreased to 67.9% from the 96.1% in the prior fiscal year quarter, largely as a result of Weihe’s lower cost of sales as a percentage of revenue, which was 63.2% in the third quarter of 2009, and Well Profit’s lower cost of sales as percentage of revenue for the third quarter of 2009, which was 78.7%, compared to the corresponding period of the prior year, which was 96.1%, due to decreased cost of raw materials, such as steel.

The cost of sales for the nine months ended September 30, 2009 was $35,131,556, as compared to a cost of sales of $20,821,020 for the corresponding period in 2008.  The $14,310,536 increase was driven by the $17,762,733 cost of sales from Weihe, partially offset by approximately $3,500,000 of  lower cost of sales of Well Profit in 2009 compared to corresponding prior year period due to the lower sales of Well Profit in the third quarter and reduced cost of raw materials. Moreover, the cost of sales as a percentage of revenue in the nine months ended September, 2009 was 75.9%, as compared to 101.7% for the corresponding period in 2008, resulting in a significant improvement in the Company’s gross profit and gross profit margin in 2009. This improvement was due to Weihe’s lower percentage cost of sales of approximately 70.9% for the first three quarters of 2009, and Well Profit’s cost of sales as a percentage of revenue decreased to 81.2%, as compared to the 2008 level of 101.7%, reflecting a 3%-4% average price increase of the Company’s products and a reduction in the price level of raw materials of approximately 30%.

General selling and administrative expenses

The Company’s general selling and administrative expenses increased by $615,299 and $1,995,456 for the three and nine month periods ending September 30, 2009, as compared to the prior year periods. These additional amounts were primarily due to selling and administrative costs associated with the recently acquired Weihe, which were $603,860 and $1,560,854 for the three and nine month periods ending September 30, 2009.

HOME SYSTEM AND SUBSIDIARIES
ITEM 2. MD&A

Income from Operations

Income from operations increased by $2,516,366 and $9,464,769 during the three and nine month periods ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, largely due to the increased revenue and operating profit resulted from the Weihe acquisition and the raw material cost reductions which benefited the Company’s operation.

Other income

Other income increased by $2,283,377 and $2,518,132 during the three and nine month periods ended September 30, 2009 as compared the comparable periods in 2008, largely due to the $2,196,000 of gain on transfer of fixed assets that reduced the level of debt incurred by the Company due to Weihe acquisition in 2008. In August 2009, the Company transferred certain building assets and land use right to former shareholder of Asia Forever, the owner of Weihe. These assets were valued at $6,087,312, and the outstanding balance of this Notes due was reduced by this amount.

Interest expense, net

The interest expense, net increased by $440,577 and $1,553,245 for the three and nine months periods ended September 30, 2009 as compared to the prior year periods, reflected the costs of the higher bank borrowings, which supported the Company’s increased level of  business operations.

Net Income (Loss) Before Taxes

The Company reported net income before taxes of $4,208,128 for the three months ended September 30, 2009, representing an increase of $4,359,166 from the pre-tax loss of $151,038 recorded during the three months ended September 30, 2008. Net income before taxes of $8,215,773 for the nine months ended September 30, 2009 was an increase of $10,429,156 from net loss before taxes of $2,213,883 incurred during the comparable period of 2008. These increases were primarily driven by the higher operating profits resulting from the Weihe acquisition and relatively lower cost of raw materials, as discussed above.

Taxes

The Company recorded tax provisions of $1,056,902 and $2,092,457 for the three and nine month periods ended September 30, 2009.  Due to the operating losses, there were no tax provisions recorded in the corresponding 2008 periods

Net Income

As a result of the increased level of net income before taxes for the three and nine month periods ending September 30, 2009, the Company realized net income of $3,151,226 and $6,123,316 for those periods, reflecting improvements of $3,302,264 and $8,337,199 from the losses in the prior year’s respective periods.

Liquidity and Capital Resources

As of September 30, 2009, cash and cash equivalents were $2,415,974 as compared to $1,609,540 as of December 31, 2008. The components of this increase of $806,434 are reflected below.

Cash Flow

	Nine Months Ended September 30,
	2009	2008
Net cash used in operating activities	$(4,781,857)	$(791,938)
Net cash used in investing activities	(2,934,975)	(92,917)
Net cash provided by financing activities	8,517,385	656,146
Exchange rate effect on cash	5,881	26,712
Net cash inflow (outflow)	$806,434	$(201,997)

HOME SYSTEM AND SUBSIDIARIES
ITEM 2. MD&A

Net cash used in operating activities

Cash has historically been generated from operations and short-term borrowings. However, the effect of net income growth, in large part attributed to the acquisition of Weihe was more than offset by the reduction of the level of payables resulted in negative cash flow from operating activities of $4,781,857 during the first nine months of 2009.

Net cash used in investing activities

There were no significant needs for plant and facility expansion during the first nine months of 2009, however, we had an increase of $2,877,712 in Notes receivable which are discussed in NOTE 5.  Thus $2,934,975 of cash was used in investing activities for the nine months then end September 30, 2009.

Net cash used in financing activities

The Company financed the operational negative cash flow by obtaining $8,517,385 net increased funding, primarily from increases in net bank loans of $6,828,777 and reduced receivables from related parties of $9,543,516, which enabled the Company to make payments of $9,487,535 on the Notes payable incurred as a result of the Weihe acquisition.

Working capital at September 30, 2009 was approximately $(14,567,301) as compared to $(10,028,127) at December 31, 2008, reflecting the relatively high level of short term bank debt and notes payable.

We believe that our available funds and cash flows generated from operations and short term borrowings will be sufficient to meet our anticipated ongoing operating needs for the next twelve months. However it is possible that the Company might need to raise additional capital in order to fund the Company’s debt schedule and/or expansion. There can be no guarantee that we will be able to obtain such funding, whether through the issuance of debt or equity, on terms satisfactory to management and our Board of Directors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T. Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”), its principal executive officer, and Chief Financial Officer (“CFO”), its principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of September 30, 2009. Based on that evaluation, the CEO and CFO concluded that there had been substantial improvements of the Company’s disclosure controls and procedures and the manner in which information that is required to be disclosed in Exchange Act report is reported within the time period specified in the SEC’s rule and forms. However, since there are still material weaknesses in the Company’s internal control over financial reporting, CEO has concluded that our disclosure controls and procedures were not effective as of September 30, 2009

Changes in Internal Control over Financial Reporting

In order to further enhance our disclosure and internal controls, the Company has hired financial consultants to assist management in evaluating complex accounting issues on an as-needed basis, and the implementation of system to improve control and review procedures over all financial statement and account balances.

We expect that these steps will correct the material weaknesses described in our Annual Report on Form 10-K for the fiscal year ending December 31, 2008. We do not believe that the costs of remediation for these material weaknesses will have a material effect on our financial position, cash flow, or results of operations.

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

HOME SYSTEM GROUP

Date: November 16, 2009	By:	/s/ Yu Lei
Yu Lei
Chief Executive Officer

Date: November 16, 2009	By:	/s/ Jianming Xu
Jianming Xu
Chief Financial Officer (Principal Financial and Accounting Officer)