Form 10-K
period 2009-12-31
Home System Group
filed 2010-03-29
CIK 1172319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒    Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2009

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

347-624-5699
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐        No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐        No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒              No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐          Non-Accelerated Filer ☐          Accelerated Filer ☐          Smaller Reporting Company  ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐        No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2009 was $48,165,539.

There were a total of 62,477,949 shares of the registrant’s common stock outstanding as of March 19, 2010.

HOME SYSTEM GROUP
FO RM 10-K
For the Fiscal Year Ended December 31, 2009

SPECIAL NOTES REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements.  The forward-looking statements are contained principally in the section entitled “Management’s Discussion and Analysis or of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.  These risks and uncertainties include, but are not limited to, the factors described in the Item 1A captioned “Risk Related to Our Business” elsewhere in this report.  In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements.  Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties.  Given these uncertainties, you should not place undue reliance on these forward-looking statements.  These forward-looking statements include, among other things, statements relating to:

● our expectations regarding the market for household appliances, fans and gas grills;
● our expectations regarding the continued growth of the household appliance, fans and grills industry;
● our beliefs regarding the competitiveness of our products;
● our expectations regarding the expansion of our manufacturing capacity;
● our expectations with respect to increased revenue growth and our ability to achieve profitability resulting from increases in our production volumes;
● our future business development, results of operations and financial condition; and
● competition from other manufacturers of small household appliance products.

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

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to:

•           “Home System,” “we,” “us,” “group” or “our,” are references to the combined business of Home System Group and its direct and indirect subsidiaries: Home System Group, Inc., a BVI company, or HSG; Holy (HK) Limited, a Hong Kong holding company, or Holy HK; Oceanic International (Hong Kong), Ltd., a Hong Kong company, or OCIL; Oceanic Well Profit, Inc., a Chinese operating company, or Well Profit; Asia Forever Investment Limited, a Hong Kong holding company, or Asia Forever;and Zhongshan City Weihe Appliances Co., Ltd., a Chinese operating company, or Weihe.
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

PART I
ITEM 1. OUR BUSINESS

Overview

Home System Group (the “Company”) is a Nevada holding company which has its operations based exclusively in China.  These operations are primarily engaged in the production of a variety of household appliances, including stainless steel gas grills and ovens, ceiling and table fans and decorative lamps. Our products are sold through distributors to retailers in America, Europe, Australia and Asia.

We have three operating subsidiaries: Oceanic International (HK) Limited (“OCIL”), Oceanic Well Profit, Inc. (“Well Profit”) and Zhongshan City Weihe Appliances Co., Ltd (“Weihe”) as of December 31, 2009. Our products are mainly manufactured through Well Profit and Weihe which have several different facilities located in Zhongshan City, Guangdong Province, China.

Well Profit was incorporated in the People’s Republic of China (“PRC”) on April 5, 2006 for the purpose of manufacturing gas grills and home electronic appliances such as coffee pots. It is located on over 376,869 square feet of land in Oceanic Industry Park, Zhongshan, China and currently operates five barbeque production lines, with a maximum annual production capacity of approximately 650,000 such units and two skateboard production lines, with a total annual production capacity of approximately 1,000,000 such units. Manufacturing facilities operate efficiency while maintaining high workplace safety and environmental compliance standards. There are 459 employees as of December 31, 2009.

Weihe was established in October 1998, and is engaged in the manufacture, processing and export of home appliance products, which including European style decorative ceiling fans, decorative lamps and energy-saving lamps.  Weihe is an export oriented manufacturer. The total combined square footage of Weihe’s eight manufacturing plants is approximately 427,000 square feet and its shares plants with other manufacturers with a combined square footage of approximately 323,000 square feet. Weihe is equipped with inspection equipment, several electrostatic spraying production lines, semi-automatic pipelines and high-speedy punching machines. There are 699 employees including engineers and administrative staff as of December 31, 2009.

Our sales revenue and net income was $61,828,792 and $9,326,032, respectively, during the fiscal year ended December 31, 2009, and $51,926,205 and $4,067,665, respectively, during the same period in 2008.

Our Corporate History

The Company, formerly named Supreme Realty Investments, Inc. (“Supreme”), is incorporated in the State of Nevada.   On August 4, 2006, Supreme was a public shell company and acquired Home System Group, Inc. (“HSGI”). HSGI was incorporated as a limited liability company in the British Virgin Islands on February 28, 2003.  HSGI was inactive until June 30, 2006 when HSGI acquired all the outstanding stock of OCIL.  OCIL is an operating company, organized under the laws of Hong Kong on June 23, 2004 for the purpose of distributing gas grills, home electronic appliances and bin racks. Since the ownership of HSGI and OCIL was the same, the merger was accounted for as a transaction between entities under common control, whereby HSGI recognized OCIL’s assets and liabilities transferred at their carrying amounts. Under the terms of the merger agreement, the stockholders of HSGI received 8,000,000 (post reverse stock split) shares of Supreme’s common stock for 100% of HSGI’s outstanding common stock.  Following the merger, Supreme changed its name to Home System Group.  Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination.  That is, the share exchange is equivalent to the issuance of stock by HSGI for the net monetary assets of Supreme, accompanied by a recapitalization, and is accounted for as a change in capital structure.  Accordingly, the accounting for the share exchange is identical to that resulting from a reverse acquisition, except no goodwill was recorded.  Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, Supreme, are those of the legal acquiree which is considered to be the accounting acquirer, HSGI.  Shares and per share amounts stated have been adjusted to reflect the merger.

On January 31, 2007, the Company acquired Holy and its wholly-owned subsidiary, Well Profit.  Holy (HK) Limited (“Holy”) was incorporated in Hong Kong on September 26, 2006 for the purpose of being a holding company.  Holy was inactive until October 26, 2006 when Holy acquired all the issued and outstanding stock of Well Profit. Since the stockholders of Holy and Well Profit were related, and the control of the merged entity remained with the management of Well Profit, the merger was accounted for as a transaction between entities under common control, whereby Holy recognized Well Profit’s assets and liabilities transferred at their carrying amounts.  The consolidated financial statements combine the historical financial statements of Holy and Well Profit as if the merger occurred at the beginning of the periods presented. Under the terms of the merger agreement, the stockholders of Holy received $3,000,000 and 42,500,000 shares of voting common stock of the Company in exchange for 100% of Holy’s outstanding common stock. For accounting purposes, the acquisition has been treated as an acquisition of HSGI by Holy and as a recapitalization of Holy. The historical financial statements prior to January 31, 2007 are those of Holy. Share and per share amounts have been retroactively adjusted to reflect the acquisition.

On October 1, 2008, the Company purchased from the shareholders of Asia Forever Investment Limited (“Asia Forever”) all of Asia Forever’s outstanding stock for approximately $39.5 million.  Asia Forever had been incorporated as a limited liability company on April 1, 2008 in the Hong Kong Special Administrative Region, and it has 100% ownership interest of Weihe.

The following chart reflects our organizational structure as of the date of this Report.

Our Products

We are primarily engaged in the production and distribution of a variety of household appliances, stainless steel gas grills and ovens, ceiling fans, lamps and skateboards to distributors, who channel them to large retailers in United States, Europe and Australia.

Our barbeque grills are made of stainless steel and other durable material and use either natural gas as fuel. Our barbeque grills are sold to distributors who sell them mainly to retailers in the United States. We design the burners in order to have safe combustion and save gas. We believe that our grills are stylish, elegant and are convenient to use. For the fiscal years ended December 31, 2009 and 2008, 23.6% and 17.6% of our sales revenue, respectively, came from this product.

Decorative ceiling fans and lamps also became our feature products, when we acquired Weihe in Octorber, 2008, which is an exported-oriented manufacture and distributor of small household appliances. We can produce up to four million units of decorative ceiling fans and six million units of lamps per year. In 2009, the sales from fans and lamps were $37,543,116, it contributing 60.7% of our sales revenue.

Manufacturing

Our products are manufactured in a total 742,000 square feet of plant facilities in Guangdong Province, China.  Our plant has eight departments, including purchasing, technology, quality control and production, and three workshops for assembling, welding and stamping.  Our production facilities have over 300 units of imported and domestic advanced production and testing equipment, including the more advanced electrostatic spraying production line and the semi-automatic routine assembly line.  We currently operate five barbeque production lines, with a total annual production capacity of approximately 650,000 such units; two skateboard production lines, with a total annual production capacity of approximately 1,000,000 such units;   our manufacturing facilities are designed to operate efficiently while maintaining workplace safety and environmental compliance standards.

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

Our distributors also require that our products carry a UL Mark (Underwriters Laboratory) or a CE (mandatory conformity) Mark, respectively.   Underwriters Laboratories, Inc. evaluates products, components, materials and systems for compliance to specific requirements, and permits acceptable products to carry the UL (certification) Mark, as long as they remain compliant with such standards.  All our products are UL or CE certified.

Our Suppliers of Raw Materials

The primary raw materials used in our products include stainless steel, iron, plastic, metal and glass.  The prices of these raw materials are determined based upon prevailing market conditions including supply and demand.

We utilize local suppliers in close proximity to us, typically within 20 kilometers of our manufacturing facilities, in order to closely supervise their activities, monitor quality, provide technical training and collaborate on technical improvements.  If geographically proximate suppliers continue to be able to provide high quality raw materials to us, we intend to continue source our raw materials from them in order to take advantage of lower shipping costs, time to transport and favorable quality control capabilities.

Our top five major suppliers are:

	Name	Raw Material	% of Annual Total Raw Material Purchased
1	Oceanic International (Zhongshan) Company Limited	Metal plate	13%
2	Hubei Xin Cheng Industry & Trade Company Limited	Metal plate	11%
3	Waiyi (HK) Company Limited	Copper wire	10.8%
4	Heshan Zhongsheng Plastic & Hardware Company	Hardware & Plastic	3.7%
5	Foshan Nanhai Jiujiang Jinlingfeng Appliance Co. Ltd.	Appliance accessories	3.1%

Our Major Customers

We sell products to consumer products distributors who in turn sell the products to worldwide large retailers such as Home Depot, Lowe’s, and Costco. Two of our largest customers, Zhongshan City Heng Bao Trading Co., Ltd and Waiyi (HK) Limited accounted for approximately 62% and 32% of our annual sales, respectively, during 2009.

Our Major Competitors

We are an exported-oriented manufacture, which focuses on North America and Europe markets. Since our main products do not have significant entry barriers, we have experienced increased competition from other original equipment manufacturers which are mostly located in China. Competition is based on price and quality, as well as access to retail shelf space, product design, brand names, new product introductions, marketing support and distribution strategies.  We compete with various domestic and international manufacturers, some of which have substantially greater financial and other resources than we currently have.

Weihe’s major competitors:

	Name	Product	Annual Output (Estimated)
1	Zhongshan Kong Luen Wah Hoi Electrical Appliance Co., Ltd	Fans	2,000,000 units
2	Zhongshan Jianlun Electrical Appliance Co., Ltd	Fans	1,500,000 units
3	Shunde Xianhua Fan Manufacturer Company	Fans	1,200,000 units
4	Zhongshan Xinfeng Electrical Appliance Co.,Ltd	Fans	1,000,000 units

Well Profit’s major competitors:

	Name	Product	Annual Output (Estimated)
1	Taishan Guanrong Metal Products Co., Ltd	Grills	400,000
2	Yangjiang Xinli Company Limited	Grills	300,000
3	Shunde Kangbao Company Limited	Grills	150,000

We believe that our future success will depend upon our ability to develop and distribute reliable products that incorporate developments in technology and satisfy customer tastes with respect to style and design. It will also depend on our ability to market a broad and innovative offering of products in each category at competitive prices.

We plan to broaden our product offerings perhaps by acquiring new companies and product lines that are complementary to our existing products, or related to technologies and know-how developed and used in our existing core product family.

Our Competitive Strengths

We believe that the following competitive strengths enable us to compete effectively:

•           Low Cost Manufacturing. We focus on executing manufacturing programs involving large volumes produced efficiently, at low cost and with high quality.  We organize the production runs in our business segments’ product lines to minimize the number of manufacturing functions and the frequency of material handling. We also utilize, where practical, a flexible process which uses cellular manufacturing to allow a continuous flow of parts with minimal set up time. We believe that our efficient and automated manufacturing operations enable us to provide products for retail distribution with reduced labor costs.  We also utilize an efficient outsourced manufacturing network of suppliers for certain of our products. Many of these relationships are long-term, affording us increased flexibility and stability in our operations. This diverse network allows us to maintain multiple sources of quality products while keeping our price points competitive.  We continuously implement cost-saving initiatives that have rationalized operating and manufacturing facilities for products, as well as increased outsourcing of certain of our products where it is most cost effective.

•           Established Distributor Relationships with Major Retailers. Our customer are trusted distributors who sell our high quality products to major retailors.  As a result, our products are sold in well-known international manufacturers and retailers such as Wal-Mart, Home Depot, Lowe’s, Whalen Storage, Lightdecor, Costco, Street-Surfing, Target and Leroy Merlin.  Due to our close relationships with our distributors, we expect our arrangements with our distributors to continue for the foreseeable future.

•         Distinctive Location Advantage. Our production facilities are located in Zhongshan, an important manufacturing base in China with stable regional policies and a healthy economic environment. It also provides us with a stable and high quality labor pool which enables the Company to grow and expand without concerns of increasing labor cost and shortage of qualified personel.

Environmental Matters

China’s environmental laws require all manufacturing enterprises to submit an environmental impact report to the relevant environmental protection authority before starting production operations. In addition, manufacturing enterprises must engage professional environmental organizations to monitor and report on pollutants emission regularly. We do not believe that our facilities are impacted by the various pollution control regulations with respect to noise and air pollution and the disposal of waste and hazardous materials because our production process does not generate industrial pollutants.  Our production process primarily involves the forming of steel and assembly of product.  We are not currently subject to any pending actions alleging any violations of applicable PRC environmental laws.

Regulation

Because our operating subsidiaries are located in the PRC, we are regulated by its national and local laws.  We do not currently face any significant government regulation in connection with the production of our products and we do not require any special government permits to produce our products other than those permits that are required of all corporations in China.

We are subject to PRC’s foreign currency regulations.  The PRC government has controlled Renminbi reserves primarily through direct regulation of the conversion of Renminbi into other foreign currencies.  Although foreign currencies, which are required for “current account” transactions, can be bought freely at authorized PRC banks, the proper procedural requirements prescribed by PRC law must be met.  At the same time, PRC companies are also required to sell their foreign exchange earnings to authorized PRC banks and the purchase of foreign currencies for capital account transactions still requires prior approval of the PRC government.

Home System is a Foreign Invested Enterprise (“FIE”). Under current PRC laws and regulations, FIE may pay dividends only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations.  In addition, FIEs in China are required to set aside at least 10% of their after-tax profit based on PRC accounting standards each year to a general reserve until the cumulative amount of such reserve reaches 50% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a FIE has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

As a manufacturer of consumer products that are distributed to consumers located in the United States, we are also subject to the US Consumer Products Safety Act, which empowers the Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous. Under certain circumstances, the Consumer Products Safety Commission could require us to repurchase or recall one or more of our products.  To date our products have not been subject to any product recalls initiated by the Consumer Products Safety Commission.

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

Our Employees

As of December 31, 2009, we have 1158 full-time employees.

Departments	As of December 31, 2009
Manufacturing and engineering	902
General and administration	182
Marketing and sales	26
Research and development	48

As required by applicable PRC law, we have entered into employment contracts with most of our officers, managers and employees to enable them to receive social benefits from the State.  We are working towards entering employment contracts with those employees who do not currently have employment contracts with us. We believe that we maintain a satisfactory working relationship with our employees and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations.

Our employees in China participate in a state pension scheme organized by PRC municipal and provincial governments.  According to the regulation, the Company contributes 20% of employee’s actual monthly salary to the employee’s pension account if the salary is below three times of local average salary; if the employee’s salary is over three times of the local average salary, the Company contributes 20% of three times of local average salary to the employee’s pension account.  In addition, we are required by PRC law to cover employees in China with various types of social insurance and believe that we are in material compliance with the relevant PRC laws.

Home System Group maintains strong ties with its employees and staff and retention is stable. Employee contracts adhere to both State and Provincial employment regulations and all social security regulations. All compensation including social insurance is paid in a timely manner to authorities and employees. There have been no disputes and there are no collective bargaining agreements.

ITEM 1A.  R ISK FACTORS

RISKS RELATED TO OUR BUSINESS

We are susceptible to a material decrease in business if end-users of our products decide not to utilize our distributors.

The customers of our distributors might utilize the services of a different distributor or they might directly import the products themselves from other manufacturers.  If our distributors were to lose one of their major customers, our revenues will materially decrease.

Our business could be adversely affected by retailer inventory management.

Changes in retailer inventory management strategies could adversely impact our sales and our production schedules. As a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among retailers to make purchases on a “just-in-time” basis. This requires us to shorten our lead time for production in certain cases and more closely anticipate demand, which could in the future require the carrying of additional inventories or require us to incur additional expenses to expedite delivery.  If our customers significantly change their inventory management strategies or if they or we fail to forecast consumer demand accurately, we may encounter difficulties in filling the orders placed by our distributors or need to liquidate excess inventories, or may find that customers are canceling orders or returning products.  Distribution difficulties may have an adverse effect on our business by increasing the amount of inventory and the cost of warehousing inventory.  Any of these results could have a material adverse effect on us.

We rely on only a few suppliers for the bulk of our raw materials and their non-performance would adversely affect our operations.

We obtain a majority of our products from only a few suppliers whose nonperformance would have a near-term severe impact on our operations.  During 2009, we purchase 13% of our raw material from Oceanic International (Zhongshan) Company Limited and 11% of our raw material from Hubei Xin Cheng Industry & Trade Company Limited. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated. Such failure could cause us to experience serious delivery delays or failures caused by production issues or could cause us to deliver non-conforming products.

We rely on two customers for the majority of our sales revenues and should their orders decrease or their relationship with us be terminated, our business and operations would be adversely affected.

Well Profit sells a majority of its products to Zhongshan Hengbao Trading Co., Ltd, its exclusive distributor. Weihe sells a majority of its products to Waiyi (HK) Company Limited. During the fiscal year ended December 31, 2009, these two companies were responsible for 62% and 32% of our net sales, respectively.

Economic slowdown in US & European markets

In 2009, the majority of the Company’s products were sold to consumers outside of China with approximately 85% of these sales made in North American and European. As such, any weakening economic conditions in these markets could negatively impact the Company’s operating results.

Consolidation could have a material adverse impact on our success.

Over the past several years, the gas grills and fans industries have undergone substantial consolidation, especially due to the 2008 financial crisis. Many smaller manufacturers couldn’t survive due to shortage of cash flow and some manufacturers who produce high-end/luxury series of fans and grills experienced shrinking demand due to the global economic downturn. The gas grills and fans industry could eventually largely consist of a limited number of manufacturers and distributors.  To the extent that we do not continue to be a major participant in the industries, our ability to survive or compete effectively with these larger producers could be negatively impacted. As a result, our results of operations could be materially adversely affected.

Fluctuation in exchange rate could adversely affect our business

As the majority of the Company’s products are currently sold to in North America and European markets, fluctuations perhaps an increase in the RMB foreign exchange rate could affect our business. In order to limit exposure to negative impact of the fluctuation, the Company takes active measures. When we receive orders, we usually enter into fixed exchange rate agreement with our clients, which lock the currency rate on a level based on the expectation fluctuation of future exchange rate in the coming three to six months. However, this activity is effective only in the short term and may not be able to successfully hedge our exposure at all in the future.

Our profitability maybe affected by high inflation in China.

Inflationary factors, such as increases in the cost of our raw materials, labor and overhead costs, could impair our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a higher rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of sales revenue if the selling prices of our products are not able to increase at the same rate as these costs.

Competition may materially adversely affect our results of operations.

The gas grills, fans and lamps do not have significant entry barriers.  As a result, we compete with a variety of manufacturers and distributors of household products.  Additional competitors may also enter this market and cause competition to intensify.  While we believe that our competition advantages are based upon several factors, including product design and innovation, quality, price, product features, merchandising, promotion and warranty, if we fail to compete effectively with these manufacturers and distributors, our results of operations could be materially adversely affected.

We also compete with established companies, a number of which have substantially greater facilities, personnel, financial and other resources than we have.  In addition, some of our retail customers use private label brands, obtained from exporters and manufacturers of unbranded products.  Some competitors may be willing to reduce prices and accept lower profit margins to compete with us.  As a result of this competition, we could lose market share and sales, or be forced to reduce our prices to meet competition.

We depend on consumer spending, which fluctuates for a variety of reasons, including seasonality.

Sales of our products are related to consumer spending.  Any downturn in the general economy or a shift in consumer spending away from some of our products such as gas grills, decorative fans and lightings would adversely affect our business. In addition, the market for small electric household appliances is highly seasonal in nature. We often recognize a substantial portion of our sales during the third and fourth quarters of the year due to increased demand by consumers in late summer and fall for the Holiday season.  Any economic downturn, decrease in consumer spending or a shift in consumer spending away from small electric household appliances could materially adversely impact our results of operations.

The failure of our business strategy could have a materially adverse effect on our business.

As part of our business strategy, we plan to:

●	continue cost reductions throughout the entire company and at our suppliers;
●	maintain minimal product returns and improve the quality of our products;
●	pursue innovation in our product categories through our ability to research, design and test new product concepts;
●	develop and sustain industry-leading sales, marketing and branding programs in our industry.

Our strategic objectives may not be realized or, if realized, may not result in increased revenue, profitability or market presence. Executing our strategy may also place a strain on our suppliers, information technology systems and other resources. To manage growth effectively, we must maintain a high level of quality, properly manage our third-party suppliers, continue to enhance our operational, financial and management systems and thus reduce costs, and expand, train and manage our employee base. We may not be able to effectively manage our growth in any one or more of these areas, which could have a materially adverse effect on our business.

Our future success depends on our ability to develop new and innovative products on a consistent basis in order to increase revenues.

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

Our business can be adversely affected by problems associated with newly acquired businesses or product lines.

We expect to continue to acquire partial or full ownership in businesses and may acquire rights to market and distribute particular products or lines of products.  The acquisition of a business or of the rights to market specific products or use specific product names usually involve a financial commitment by us, either in the form of cash or stock consideration.  In the case of a new license, such commitments are usually in the form of prepaid royalties and future minimum royalty payments.  We may not be able to acquire businesses and develop products that will contribute positively to our earnings.  Anticipated synergies may not materialize, cost savings may be less than expected, sales of products may not meet expectations and acquired businesses may carry unexpected liabilities.

Government regulations and our ability to comply with them could adversely impact our operations.

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

We maybe subject to various national and local environmental laws and regulations in China concerning air emissions, wastewater discharges, and solid waste management and disposal.  These laws and regulations can restrict or limit our operations and expose us to liability and penalties for non-compliance.  While we believe that our facilities are in material compliance with all applicable environmental laws and regulations, the risks of substantial unanticipated costs and liabilities related to compliance with these laws and regulations are an inherent part of our business.  It is possible that future conditions or future revisions to these regulations may develop, arise or be discovered that create new environmental compliance or remediation liabilities and costs.

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

RISKS RELATED TO DOING BUSINESS IN CHINA

Adverse changes in political and economic policies of the PRC government could impact our operations, reduce the demand for our products and damage our business.

We conduct substantially all of our operations in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including:

•           the higher level of government involvement;
•           the early stage of development of the market-oriented sector of the economy;
•           the rapid growth rate;
•           the higher level of control over foreign exchange; and
•           the process by which resources are allocated.

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

Any adverse change in the economic conditions or government policies in China could have a material adverse effect on the overall economic growth and consequently may have a material adverse effect on our operations.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiaries in the PRC. Our operating subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.  In addition, all of our executive officers and directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States.  As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and subsidiaries.

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

Accordingly, government actions in the future, including any decision not to continue to support recent economic reform, a return to a more centrally planned economy, or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

Most of our revenues and expenses are denominated in RMB, although most of our products are eventually purchased by customers in dollars. Under PRC law, the RMB is currently convertible under the “current account,” which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, our PRC operating subsidiaries may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange, (“SAFE”), by complying with certain procedural requirements. However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future.

Foreign exchange transactions by PRC operating subsidiaries under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC government authorities, including SAFE. In particular, if our PRC operating subsidiaries borrow foreign currency funds, these loans must be registered with SAFE, and if we finance the subsidiaries by means of additional dollar capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce, or MOFCOM, or their respective local counterparts. These limitations could affect their ability to obtain foreign exchange through debt or equity financing.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (i) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (ii) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; (iii) covering the use of existing offshore entities for offshore financings; (iv) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (v) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

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

The value of our common stock could be indirectly affected by the foreign exchange rate between the U.S. dollar and RMB and between those currencies and other currencies in which our sales may be denominated. Because substantially all of our earnings and cash assets are denominated in RMB, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms, before giving effect to any underlying change in our business or results of operations. Also as most of our products are eventually sold to customers in US dollars and most of our costs are based on RMB, currency fluctuations may adversely affect our profitability. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue as it is exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Currently, most of our cost is based in RMB.  In the event that the RMB appreciates against the US dollar, our costs as measured in dollars will increase. If we cannot pass the resulting cost increases on to the ultimate consumers of our products, most of who are in the United States, our profitability and operating results will suffer.

Since July 2005, the RMB has no longer been officially pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

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

The market price of our common stock has been volatile, and this volatility may continue. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly.  These factors include:

•	our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;
•	changes in financial estimates by us or by any securities analyst who might cover our stock;
•	speculation about our business in the press or the investment community;
•	significant developments relating to our relationships with our customers or suppliers;
•	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the small household appliance industry;
•	customer demand for our products;
•	investor perceptions of the household appliance industry in general and our company in particular;
•	the operating and stock performance of comparable companies;
•	general economic conditions and trends;
•	announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;
•	changes in accounting standards, policies, guidance, interpretation or principles;
•	loss of external funding sources;
•	sales of our common stock, including sales by our directors, officers or significant stockholders; and
•	additions or departures of key personnel.

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

ITEM 2.  P ROPERTIES.

There is no private ownership of land in China and all land ownership is held by the government of the PRC, its agencies and collectives.  Individuals and companies are permitted to acquire land use rights for specific purposes.  Upon payment of a land grant fee, land use rights can be obtained from the government for a period up to 50 years in the case of industrial land, and are typically renewable. Our manufacturing facilities are located in Guangdong Province, PRC.

Our production facilities of Well Profit are located in five leased buildings totaling 376,869 square feet, in Zhongshan Gang Kou Town Oceanic Industrial Area, China for $51,258 per month, subject to a five-year scheduled to expire on June 30, 2011. We also lease an additional 71,182 square meters of production space in the Zhongshan Gang Kou Town Oceanic Industrial Area, for $9,682 per month, subject to a five-year lease that will expire on May 31, 2012.

We also lease 23,034 square feet of facilities for employees to use as living quarters, for a monthly payment of $1,825. These facilities are offered as an added free benefit to our employees, many of whom would have to travel great distances to come to work each day.

As a result of transfer of our property to former shareholders of Asia Forever in return for the reduction of the Company’s debt to them, we entered into an operating lease started at July 1, 2009 for three years. We pay $34,091 for 442,045 square feet of buildings and plants.

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

ITEM 3. LE GAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings in the ordinary course of our business.  We are currently not aware of any legal proceedings the ultimate outcome of which, in our judgment based on information currently available, would have a material adverse affect on our business, financial condition or operating results.

ITEM 4. SUB MISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters that were submitted during the fourth quarter of 2009 to a vote of security holders.

PART II

ITEM 5. M ARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted under the symbol “HSYT.OB” on the Electronic Bulletin Board maintained by the Financial Industry Regulatory Authority. The CUSIP number is 43737T106.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock.  These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Prices (1)
	High	Low
Year Ended December 31, 2009
1st Quarter	$0.85	$0.10
2nd Quarter	$1.50	$0.25
3rd Quarter	$2.96	$0.49
4th Quarter	$4.08	$1.01

Year Ended December 31, 2008
1st Quarter	$1.05	$0.22
2nd Quarter	$0.45	$0.17
3rd Quarter	$0.30	$0.10
4th Quarter	$0.30	$0.06

(1)    The above tables set forth the range of high and low closing prices per share of our common stock as reported by finance.google.com for the periods indicated.

Holders

On December 31, 2009, there were approximately 417 stockholders of record of our common stock.  The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

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

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchases of Our Equity Securities

No repurchases of our common stock were made during the fourth quarter of our fiscal year ended December 31, 2009.

ITEM 6.  S ELECTED FINANCIAL DATA

Not required.

ITEM 7. M ANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.

Safe Harbor Regarding Forward-Looking Statements

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this December 31, 2009 Form 10-K . Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Overview

Home System Group is a Nevada holding company which has its operations based exclusively in China.  These operations are primarily engaged in the production of a variety of household appliances, stainless steel gas grills and ovens, ceiling and table fans and decorative lamps. Our products are sold through distributors to retailers in America, Europe, Australia and Asia.

Results of Operation

All amounts, other than percentages, in U.S. dollars

	Year ended December 31, 2009	Year ended December 31, 2008	Increase (Decrease)	Percentage Increase (Decrease)
Net sales	$61,828,792	$51,926,205	$9,902,587	19.1%
Costs of sales	45,875,295	43,491,550	2,383,745	5.5%
Gross profit	15,953,497	8,434,655	7,518,842	89.1%
General selling and administrative expenses	5,437,139	3,645,135	1,792,004	49.2%
Income from operations	10,176,978	4,704,675	5,472,303	116%
Other income	4,369,287	69,880	4,299,407	N/A
Interest income (expense), net	(2,242,517)	12,692	(2,255,609)	N/A
Income before taxes	12,303,748	4,788,421	7,515,327	157%
Income taxes	(2,977,716)	(720,756)	(2,256,960)	N/A
Net income (loss)	$9,326,032	$4,067,665	$5,258,367	129.3%

Sales Revenue

Total consolidated sales for the year ended December 31, 2009 increased by $9,902,587 as compared to year ended December 31, 2008. The increase was driven by the higher sales of fans and lamps of $25,347,020 over the comparable period of 2008 due to the acquisition of Weihe, which occured in October, 2008. These increased sales are partially offset by a decrease of $18,178,897 of Well Profit’s revenue which was due to approximately $10 million of sales in 2008 of raw material recorded in 2008 which did not repeated in 2009 and an decrease of $5,556,149 in the sales of skateboards.

	Net revenue by Segment
	Year ended December 31, 2009		Year ended December 31, 2008

Segment		Percent of total		Percent of total
Barbeque sets	$14,566,946	23.6%	$9,150,319	17.6%
Skateboards	3,098,987	5%	8,655,136	16.7%
Other home appliances	44,162,859	71.4%	34,120,749	65.7%
Total	$61,828,792	100%	$51,926,204	100%

Year ended December 31, 2009 vs. 2008
Segment	Percent increase of net revenue
Barbeque sets	60%
Skateboards	(64)%
Other home appliances	29%

The reasons for revenue for each segment is as follows:

Barbeque sets –In 2008, due to the downturn of international economy, the orders from international customers for barbeques grills decreased dramatically. Also, as a result of the high raw material price level, production of barbeque grills experienced operating losses and the sales were deemphasized.  In response the Company increased the sales of other products, such as skateboards, in order to offset the adverse impact of the lower sales of barbeques. In 2009, with the recovery of global economy and decrease costs of raw material, production of barbeque grills regained profitability and the Company’s management decided to refocused on the production of barbeque grills.

Skateboards –As per above, in 2008, the Company promoted orders of skateboards.

Other home appliances – the revenue is from small home appliances, lightings and lamps which are produced by Weihe. In 2009, this segment benefited from the full year effect of Weihe, which was acquired in October, 2008. This resulted in higher sales of Weihe of $25,347,020 over the comparable period 2008, partially offset by the approximately $10 million sales of raw material in 2008 but not repeated in 2009 and other general weakness in the sales of some home appliances.

Costs of Sales and Gross Profit

	Year ended December 31,
	2009	% of Sales Revenue	2008	% of Sales Revenue
Cost of Sales	$45,875,295	74.2%	$43,491,550	83.8%
Gross Profit	$15,953,497	25.8%	$8,434,655	16.3%

The Company reported cost of sales of $45,875,295 for the year ended December 31, 2009, an increase of $2,383,745 from the corresponding 2008 level.  This increase was primarily the result of the full year effect of the October, 2008 acquisition of Weihe, which had $26,683,729 cost of sales in the year of 2009 compared to $8,637,783 in 2008, offset by lower cost of sales of skateboards and raw materials of $ 18,393,490 due to its lower revenue over the comparable 2008 period and lower cost of sales, as a percentage of revenue. Cost of sales as a percentage of revenue for the year ended December 31, 2009 decreased to 74.2% from the 83.8% in the prior fiscal year, largely as a result of the full year benefit of Weihe’s lower cost of sales as a percentage of revenue, which was 71.1% in 2009. The Company’s other operations, had a lower cost of sales as percentage of revenue for the year of 2009 of 78.1%, compared to 88.2% during the prior year. This improvement was largely due to decreased cost of raw materials, such as steel, in part due to increased volumes purchased due to the Weihe acquisition and the increasing efficiency in our production scheduling and material handling.

General Selling and Administrative Expenses

The Company’s generals selling and administrative expenses increased by $1,792,004 for the year ended December 31, 2009, as compared to the prior year 2008. This amount higher was primarily due to the full year effect of Weihe’s selling and administrative costs, which were $1,670,523 higher than in 2008 due to its acquisition in October, 2008.

 Income from Operations

Income from operations increased by $5,472,303 for the year ended December 31, 2009, as compared to year ended December 31, 2008, largely due to the increased revenue and operating profit resulted from the Weihe acquisition, and the lower cost of raw materials and increasing efficiency in our production operation which benefited the Company’s gross profit.

Other Income

Other income increased by $4,299,467 for the year ended December 31, 2009 as compared the comparable periods in 2008, largely due to the $2,356,327 of gain on transfer of fixed assets that reduced the level of debt incurred by the Company due to Weihe acquisition in 2008. In August 2009, the Company transferred certain building assets and land use right to former shareholders of Asia Forever, the previous owner of Weihe. These assets were valued at the time of their transfer at $6,087,312, and the outstanding balance of the Notes due was reduced by this amount. There also was a gain of $1,372,121due to a reduction in the Company’s rent expense accrual resulting from the Chinese government’s stimulus plan, in which the landlord Oceanic International (Zhongshan) received free land use right from the government and tax rebate to stimulate regional economic development.

Interest Expense, Net

Net interest expense increased by $2,255,209 for the year ended December 31, 2009 as compared to the prior year 2008, reflected the costs of the amortization of deferred finance cost pertaining to the Weihe acquisition and the higher bank borrowings, which supported the Company’s increased level of business operations resulting from that acquisiton.

Net Income before Income Taxes

The Company reported net income before taxes of $12,303,748 for the year of 2009, representing an increase of $7,515,327 from the pre-tax gain of $4,788,421 recorded during year of 2008. These increases were primarily driven by the higher operating profits resulting from the Weihe acquisition, improved gross profit and other income as discussed above.

	Net Income before Taxes
	Year ended December 31, 2009		Year ended December 31, 2008
Segment		Percent of total net income before taxes		Percent of total net income before taxes
Barbeque sets	$1,145,992	9.3%	$(1,605,649)	(33.5)%
Skateboards	563,917	4.6%	744,543	15.5%
Other home appliances	8,878,445	72.2%	6,546,162	136.7%
Corporate	1,715,394	13.9%	(896,635)	(18.7)%
Total	$12,303,748	100%	$4,788,421	100%

Net income before taxes of barbeque grills improved to $1,145,992 in 2009 from the net loss in 2008, primarily from the higher revenue of $5.4 million and improved gross profit margin due to lower raw material cost improved production efficiency as discussed above.

Net income before taxes of skateboards decreased to $563,917 in 2009 resulted from the lower revenue as discussed above.

Net income before taxes of other home appliances was $8,878,445 in 2009, an increase of $1,082,366 as compared to the same period of 2008. This primarily resulted from the net increase in revenue of $10 million as discussed above.

Net income before taxes of Corporate segment was $1,715,394, an increased of $2,612,029 from the loss in 2008 due to the other income including gain of transfer of the building $2,356,237 and income on reversal of the rent of $1,372,121 as discussed above, partially offset by the expense for professional services rendered in United States as well as the deferred interest expense of $1,249,917 recognnized on the Notes payable pertaining to the acquisition of Weihe.

Taxes

The Company recorded a tax provision of $2,997,716, representing 24.2% of its pre-tax income.  This is an increase over the 2008 tax provision of $720,756, or 15.1% of pre-tax income, due to the $7,515,327 increase in the 2009 pre-tax income, and the effect of the amortization deferred finance cost not being deductible of $331,422 pertain to Weihe’s acquisition.

Net Income

As a result of the increased level of net income before taxes, the Company realized net income of $9,326,032 for the year ended December 31, 2009, an increase of $5,258,367 from the prior year. This improvement reflects the increased revenue and improved gross margin discussed above, plus the gains realized on the transfer of assets and the rent reversal.

Liquidity and Capital Resources

As of December 31, 2009, cash and cash equivalents were $3,985,782 as compared to $1,609,540 as of December 31, 2008. The components of this increase of $2,376,242 are reflected below.

Cash Flow

	Year Ended December 31,
	2009	2008
Net cash provided by (used in) operating activities	$12,605,750	$(17,406,207)
Net cash used in investing activities	(1,682,718)	(936,978)
Net cash provided by (used in) financing activities	(8,582,967)	19,107,419
Exchange rate effect on cash	36,177	24,232
Net cash inflow (outflow)	$2,376,242	$788,466

Net cash provided by operating activities

Cash has historically been generated from operations and short-term borrowings. The positive cash flows from operating activities were principally attributed to the net income generated during the year ended December 31, 2009, which was $9,326,032, and also the decrease of $9,004,749 in receivables because there was a large order shipped in fourth quarter of 2008 was not repeated in corresponding 2009 period. These benefits were partially offset by reduced levels of bills payable, accounts payable and restricted cash, totaling $6,746,486.

Net cash used in investing activities

In the fourth quarter of 2009, the Company spent $2,416,218 on the purchase of metal fabrication machines for manufacture purpose. Combined with the refund of acquisition deposit of $733,500, net cash used in investing activities was $1,682,718.

Net cash used in financing activities

As of December 31, 2009, the net cash used in financing activities was 8,582,967, primarily due to the $15,419,051 for repayment of notes payable, partially offset by the net increases in bank loans of $2,688,108 and advances from stockholder of $3,174,756.

Working capital at December 31, 2009 was approximately $(1,242,215) as compared to $(10,028,127) at December 31, 2008, reflecting the reduced level of receivables of $9,004,749, and notes payable current portion of $14,961,763 partially offset by lower accounts and bills payables of $8,416,439.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the year ended December 31, 2009 that have, or are reasonably likely to have, a current or future affect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Recent Accounting Pronouncements

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

In December 2007, the FASB issued ASC Topic 805, “Business Combinations”, to establish principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement was effective for the Company beginning January 1, 2009.

In December 2007, the FASB issued ASC Topic 810, “Consolidation”, to establish accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. It also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard  is effective for the Company beginning January 1, 2009. The Company adopted the new standard on January 1, 2009, and the implementation of the new standard did not have a significant impact on the Company’s financial position or results of operations.

In April 2008, the FASB issued  ASC Topic 350, “Intangibles-Goodwill and Other”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Application of this standard did not have a significant impact on the Company’s financial statements.

In May 2008, the FASB issued ASC Topic 470, “Debt”, which is effective for financial statements issued for fiscal years beginning after December 15, 2008. This standard includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. This standard is not currently applicable to the Company since the Company does not have convertible debt.

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

In July 2009, the FASB issued standards that established the ASC Accounting Standards Codification as the single source of authoritative US GAAP for nongovernmental entities. The ASC supersedes all non-SEC accounting and reporting standards that existed at the ASC’s effective date, including FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related literature. The FASB uses Accounting Standards Updates (“ASU”) to amend the ASC. The Codification was effective for interim and annual periods ending after September 15, 2009 (i.e., the year ended December 31, 2009 for the Company).

ITEM 8. FI NANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements

The financial statements required by this item begin on page F-1 hereof.

ITEM 9. CHA NGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CO NTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”), its principal executive officer, and Chief Financial Officer (“CFO”), its principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of December 31, 2009. Based on that evaluation, the CEO and CFO concluded that there had been substantial improvements of the Company’s disclosure controls and procedures and the manner in which information that is required to be disclosed in Exchange Act report is reported within the time period specified in the SEC’s rule and forms. CEO has concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Management’s Report on Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of Lei Yu, our Chief Executive Officer, and Jianming Xu, our Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

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

The management designed an evaluation process that meets the needs of its company and that provides reasonable assurance for its assessment based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In connection with their review of our internal controls over financial reporting for the fiscal year ended December 31, 2009, our management concluded that in 2009, there are substantial improvements on our internal control over financial reporting:

•           We have accounting personnel with direct oversight responsibility to document and review of financial information, who analyze and reconciliate of certain accounts on a periodic basis, and set up accounting system to provide information related to expenditures on a project-by-project basis;
•           We finished interview, documentation and provided risk control matrix for improving financial system for timely identification, research and resolution of accounting issues and documentation of consideration of recent accounting pronouncements;
•           We hired technical accounting expertise among senior financial staff regarding US GAAP and the requirements of the PCAOB, and regarding the preparation of draft financial statements.

As a result of these improvements, our management concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

This Annual Report on Form 10-K does not, nor is required to, include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Change in Internal Control over Financial Reporting

In order to further enhance our disclosure and internal controls, the Company has hired financial consultants to assist management in evaluating complex accounting issues on an as-needed basis, and the implementation of systems to improve control and review procedures over all financial statement and account balances.

ITEM 9B. O THER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K but not reported.

PART III

ITEM 10. DI RECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(A) OF THE ACT

Directors and Executive Officers

The following table sets forth our directors and executive officers, and their ages and titles as of December 31, 2009.

Name	Age	Position
Lei Yu	46	Chief Executive Officer
Jianming Xu	35	Chief Financial Officer
Jing Liu	37	Secretary
Weiqiu Li	50	Chairman of Board of Directors
Kinwai Cheung	47	Director
Yiming Zhu	47	Independent Director
Huafeng Chen	35	Independent Director
Yidong Xiao	34	Independent Director

Lei Yu  Mr. Yu, age 46, graduated from Zhejiang University of Technology with a B.S. degree in Mechanical Engineering in 1983. In 2002, he received a MBA degree from Xiamen University. From September, 2007 to August, 2008, he was the Vice President of China Wallink Investment Group (“Wallink”), where he oversaw the operational and financial activities of Wallink’s portfolio companies, and subsequently was pursuing completing a Doctorate thesis at Wuhan University Law School . From October, 2005 to August, 2007, Mr. Yu was a Senior Vice President of Ever Fortune International Holding Limited (“Ever Fortune”) where he directed its transition to an infrastructure construction company including road, harbor, and bridge construction. He also restructured Ever Fortune’s capital structure.  From January, 2001 to September, 2005, Mr. Yu was the director of the investment bank department of China Taisheng Investment Holding Limited (“Taisheng”), where he managed Taisheng’s merger and acquisition activities. During the period from July, 2002 to June, 2003, he was appointed by Taisheng to be the Chief Executive Officer of one of Taisheng’s portfolio companies-Hebei Huda Technology & Education Development Co., Ltd.

Jianming Xu  Mr. Xu, age 35, graduated from Hangzhou Dianzi Unniversity with a M.S. degree in Accounting in 1996.  Mr. Yu was appointed as our Chief Financial Officer on September 24, 2008. Before that, Mr. Xu has served as Assistant to the CEO of the Company. Previously Mr. Xu also served as Chief Director of Audit of Stone Investment Group from October, 2002 to July, 2007.  Prior to that, he was an Audit department manager at an international accounting firm (BDO member) from October, 1998 to September, 2002.  From September, 1996 to September, 1998, he was the Finance Manager at China's Shaoxing City Textile Group.

Jing Liu was appointed as our Secretary on August 17, 2006.  Ms. Liu has also served as the Secretary of our subsidiary, Oceanic International Company Limited, since March 2004.  Prior to this, Ms. Liu served as the Manager in the International Business Department of Zhong Shan Hua Jie Steel Pipe Group, Ltd. from July, 1991 to January, 2004, where she assisted in the financial management of its subsidiaries.  Ms. Liu received a Bachelor degree in International Trade from the Guangdong Foreign Language Institute.

Weiqiu Li was appointed Chief Executive Officer of the Company on August 17, 2006 and resigned as our CEO on September 24, 2008.  He was appointed Chairman of Board of Directors on November 30, 2009. Now he is serving as Vice President for Zhong Shan West District Chamber of Commerce.  Mr. Li received a Bachelor degree in Economic Management from Guangdong Radio & TV University, and studied Automation Control at the South China University of Technology from 1993 to 1995. Mr. Li has more than 20 years’ experience in product design, research and development, production, management and international trade negotiations.

Kinwai Cheung was appointed as our Chief Financial Officer on August 17, 2006 and resigned as our CFO on September 24, 2008. He is now serving the company as the director on the board. Since June, 2004, Mr. Cheung has also served as the Administrative Manager of one of our subsidiaries, Oceanic International Company Limited.  Prior to this time, Mr. Cheung served as the Chairman and Chief Executive Officer of Kang Teng Trading Company Limited in Zhongshan City, China, from May, 1998 to May, 2004.  Mr. Cheung received a Bachelor degree in Business Administration from the Zhongshan City Shunwen College in 1989.

Yiming Zhu, 47, is a Chinese Certified Accountant-Senior Level.  He graduated from Hangzhou Dianzi University with a degree in Economics in July, 1986 and in 1996, he received a Master degree in Construction Management from the same school.  Since 1988, he has been working in China Electronic Corporation (“CEC”).  CEC is the largest state-owned information technology company in China, with over 60 subsidiaries around the world.  In September, 2008, he was appointed to be the President of Amoi Electronics Co., Ltd., one of the CEC’s subsidiaries, where he provides executive leadership for the company’s strategy and operations with full income responsibility.  From April, 2007 to September, 2008, he was the Vice President of Panda Electronics Group Co., Ltd, one of the subsidiaries of CEC, where he oversaw the company’s accounting department and streamlined the accounting and billing activities, improving efficiency and profitability.  From 1988 to 2007, Mr. Zhu worked in various financial roles of increasing responsibility with CEC.

Huafeng Chen, 35, is a Chinese Certified Accountant-Medium Level.  He graduated from Hunan University with a degree in Accounting in July 1997.  Since September, 2004, he has been the director of Internal Control department in China Nepstar Chain Drugstore Ltd., which is listed on NYSE.  He is in charge of the management of overall accounting operations and internal control system set up over the financial system.  From June, 2002 to February, 2004, he was the director of Internal Control department and also the financial manager in accounting department in China Resources Vanguard Co., Ltd, where he provided leadership in internal control system and financial system management.  From April, 2000 to May, 2002, he was a project manager in Huatian Hotel Co., Ltd, where he oversaw projects’ cost management and analysis.

Yidong Xiao, 34, is a Chinese Certified Public Accountant and Certified Tax Agent.  He graduated from Hunan University with a degree in Accounting in July, 1996.  Since November, 2006, he has been the director of the audit department in Shenzhen Yuanfeng Co., Ltd., a public accounting firm, where he works as an auditor responsible for audits and verification of client companies’ financial statements.  Shenzhen Yuanfeng Co., Ltd. does not provide any services to Home System Group.  From November, 2000 to November, 2006, Mr. Xiao was a senior manager in accounting department of Hunan Yixin Chuanghui Co., Ltd.  From September, 1997 to October, 2000, he worked as a staff accountant in Guangzhou Xinda Industrial Co., Ltd., where he was in charge of general accounting.  From July, 1996 to September, 1997, he was an accountant in Hunan Hengyang Secondary Construction Engineering Company Limited.

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

Audit Committee

On November 30, 2009, the Board established an audit committee and adopted a charter for the governance of the Audit Committee of the Board.  The audit committee is responsible for (i) recommending independent accountants to the Board, (ii) reviewing our financial statements with management and the independent accountants, (iii) making an appraisal of our audit effort and the effectiveness of our financial policies and practices and (iv)consulting with management and our independent accountants with regard to the adequacy of internal accounting controls.  The Committee is composed of directors from the Board who are “independent” of management of the Company as provided by applicable law and regulations.  The members of the Audit Committee are Messrs. Yidong Xiao, Yiming Zhu and Huafeng Chen. Mr. Xiao has been appointed as the Chairman of the Audit Committee.

Compensation Committee

We established a compensation committee of the board of directors and adopted a charter for creation and governance of the Compensation Committee on November 30, 2009. The charter requires that at least two members must be “non-employee directors” and “outside directors” within the meaning of the Exchange Act and the Internal Revenue Code.  Employee directors are eligible to serve, in addition to the outside directors.  The Board selected two independent directors from to serve on the Compensation Committee.  Mr. Weiqiu Li serves as the Chairman of the Compensation Committee and Messrs. Yidong Xiao and Huafeng Chen serves as members of the Compensation Committee. The compensation committee reviews and approves our salary and benefits policies, including compensation of executive officers.

Nominating and Corporate Governance Committee

On November 30, 2009, the Board established its Nominating Committee and adopted a charter for the governance of the Nominating and Corporate Governance Committee of the Board.  Mr. Kinwai Cheung serves as the Chairman of the Nominating and Corporate Governance Committee and Messrs. Yidong Xiao and Huafeng Chen serve as members of the Nominating and Corporate Governance Committee.

Director Compensation

We currently compensate our independent directors Mr. Xiao and Mr. Chen $30,000 per year and Mr. Zhu $50,000 per year. We reimburse our directors for reasonable expenses incurred in connection with their service as directors.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Commission and to provide us with copies of those filings.  Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended December 31, 2009, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

ITEM 11. EXE CUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the following persons for services rendered in all capacities during the noted periods: Mr. Weiqiu Li, our former Chief Executive Officers, Kinwai Cheung, our former Chief Financial Officer and Fuying Wang, our former Chief Executive Officer, Lei Yu, Jianming Xu and Jing Liu, our current Chief Executive Officer, Chief Financial Officer and Secretary, respectively, on December 31, 2009.  No executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Fiscal Year	Annual Salary	Bonus	Stock Awards	Option Awards	Total

Weiqiu Li Former Chief Exectutive Officer	2009	$0	$0	$0	$0	$0
	2008	$30,000	$0	$0	$0	$30,000

Kinwai Cheung Former Chief Financial Officer	2009	$0	$0	$0	$0	$0
	2008	$30,000	$0	$0	$0	$30,000

Fuying Wang Former Chief Executive Officer	2009	$100,000	$0	$0	$0	$100,000
	2008	$100,000	$0	$0	$0	$100,000

Lei Yu Chief Executive Officer	2009	$100,000	$0	$0	$0	$100,000
	2008	$0	$0	$0	$0	$0

Jianming Xu Chief Financial Officer	2009	$80,000	$0	$0	$0	$80,000
	2008	$80,000	$0	$0	$0	$80,000

Jing Liu Secretary of Board	2009	$15,000	$0	$0	$0	$15,000
	2008	$8,800	$0	$0	$0	$8,800

 Weiqiu Li resigned as our Chief Executive Officer on September 24, 2008.
Kinwai Cheung resigned as our Chief Financial Officer on September 24, 2008.
Fuying Wang was appointed as our Chief Executive Officer on September 24, 2008 and terminated on October 13, 2009.
 Lei Yu was appointed as our Chief Executive Officer on October 13, 2009.
 Jianming Xu was appointed as our Chief Financial Officer on September 24, 2008.

 Outstanding Equity Awards at Fiscal Year End

As of December 31, 2009, there were no outstanding equity awards held by executive officers of our company.

Stock Incentive Plans

We had no stock incentive plan grants during 2009.

On August 7, 2007, we granted Mr. Randall, our audit committee chair at that time, a ten-year option to purchase 100,000 shares of our common stock, at an exercise price of $6.00 per share.  One-third of the option vested immediately, with the remaining portion vesting as follows: one-third on July 7, 2008 and one-third on July 7, 2009. The vesting of the option was contingent on continued participation as a member of our Board of Directors.  By a resolution of all directors dated April 29 2008, the service agreement with Mr. Randall was terminated.  Accordingly, 66,667 option shares not yet vested and were cancelled.

Compensation of Directors

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our directors for services rendered during our last completed fiscal year.

Name	Positions	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Weiqiu Li	Chairman	-	-	-
Kinwai Cheung	Director	-	-	-
Yiming Zhu (1)	Independent Director	$4,166	-	$4,166
Huafeng Chen (1)	Independent Director	$2,500	-	$2,500
Yidong Xiao (1)	Independent Director	$2,500	-	$2,500
Yongzheng Xiao (2)	Former Director	-	-	-
Xinfang Lou (3)	Former Director	-	-	-
Fuying Wang (4)	Former Director	-	-	-
Jianming Xu (5)	Former Director	-	-	-
Jiang Zhang (6)	Former Director	-	-	-

(1) Elected to our Board of Directors on November 30, 2009.
(2) Elected to our Board of Directors on August 31, 2009 and resigned from our Board of Directors on November 30, 2009.
(3) Elected to our Board of Directors on August 31, 2009 and resigned from our Board of Directors on October 30, 2009.
(4) Resigned from our Board of Director on August 31, 2009.
(5) Resigned from our Board of Directors on August 31, 2009.
(6) Resigned from our Board of Directors on November 30, 2009.

Narrative to Director Compensation Table

We entered into independent director’s contracts and indemnification agreements with each of our independent directors. Under the terms of the independent director’s contracts, Mr. Yiming Zhu is entitled to an annual fee of $50,000, and Messrs. Huafeng Chen and Yidong Xiao are each entitled to annual fee of $30,000 for the services to be provided by them as independent directors, and as chairpersons of various board committees, as applicable. Under the terms of the indemnification agreements, we agreed to indemnify the independent directors against expenses, judgments, fines, penalties or other amounts actually and reasonably incurred by the independent directors in connection with any proceeding if the independent director acted in good faith and in our best interests. It is our practice to reimburse our directors for reasonable travel expenses related to attendance at board of directors and committee meetings.

Other than as set forth herein, there have been no fees earned or paid in cash for services to our directors.  No stock or stock options or other equity incentives were awarded to our directors for their services as directors during the fiscal year ended December 31, 2009.

ITEM 12. SEC URITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 19, 2010 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of Home System Group, Oceanic Industry Park, Shang Gang Highway, Gang Kou Town, Zhongshan City, Guangdong Province, P.R. China.

Name and Address Beneficial Owner(1)	Office, If Any	Title of Class	Number and Nature of Beneficial Ownership	Percentage of Class
Directors and Officers
Weiqiu Li,	Chairman	Common Stock	12,080,000	19.33%
Kinwai Cheung,	Director	Common Stock	10,260,000	16.42%

All officers and directors as a group (2 persons named above)			22,340,000	35.75%

5% Securities Holders
Total Shine Group Ltd.		Common Stock	5,117,277	8.19%
Arjuno Investment Ltd.		Common Stock	3,349,794	5.36%

(1) Unless otherwise specified, the address of each of the persons set forth below is in care of Home System Group, Oceanic Industry Park, Shang Gang Highway, Gang Kou Town, Zhongshan City, Guangdong Province, P.R. China.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

A total of 62,447,949 shares of our common stock as of March 17, 2010 are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1).  For each beneficial owner above, any options or warrants exercisable within 60 days have been included in the denominator.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. C ERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Under Item 404 of SEC Regulation S-K, a related person transaction is any actual or proposed transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, including those involving indebtedness not in the ordinary course of business, since the beginning of our last fiscal year, to which we or our subsidiaries were or are a party, or in which we or our subsidiaries were or are a participant, in which the amount involved exceeded or exceeds $120,000 and in which any of our directors, nominees for director, executive officers, beneficial owners of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

There were no transactions with any related persons (as that term is defined in Item 404 in Regulation SK) during the fiscal year ended 2009, or any currently proposed transaction, in which we were or are to be a participant and the amount involved was in excess of $120,000 and in which any related person had a direct or indirect material interest.

ITEM 14. PRI NCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Public Accountants

The firm of Acqavella, Chiarelli, Shuster, Berkower & Co., LLP (“ACSB”) has been selected by the board of directors as the independent registered certified public accounting firm to audit the books and accounts of our company and its subsidiaries for the fiscal year ending December 31, 2009. On June 30, 2009, Home System Group (the "Company") appointed the firm of Acqavella, Chiarelli, Shuster, Berkower & Co., LLP ("New Auditor") as the Company's independent registered public accounting firm upon the resignation of the firm Morgenstern, Svoboda & Baer CPAs, P.C ("Former Auditor"), which had served as the Company's independent registered public accounting firm through that date. The public audit section of the Former Auditor, which was responsible for overseeing its audit of the Company's financial statements, has merged with the New Auditor. The reports of the Former Auditor on the Company's financial statements for the fiscal years ended December 31, 2008 did not contain an adverse opinion, a disclaimer of opinion or any qualifications or modifications related to uncertainty, limitation of audit scope or application of accounting principles. During the fiscal years ending December 31, 2008 and the period from December 31, 2008 to June 30, 2009, the Company did not have any disagreements (within the meaning of Instruction 4 of Item 304 of Regulation S-K) with the Former Auditor as to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure and there have been no reportable events (as defined in Item 304 of Regulation S-K).

The aggregate fees billed by Acquavella, for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2009 was $67,000 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal year 2009 were $21,000.

The aggregate fees billed by MS&B for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal year 2009 were $40,000.

Policy on Pre-Approval of Audit and Non-Audit Services of Independent Auditor

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our audit committee to assure that such services do not impair the auditors’ independence from us.  As our audit committee was formed on November 30, 2009, there was no such pre-approval by our audit committee before ACSB was appointed as our auditor for fiscal 2009.

PART IV

ITEM 15.  E XHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

10.8	Form of Promissory Note dated as of October 1, 2008 (Incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K, filed on October 2, 2008)

14	Business Ethics Policy and Code of Conduct, adopted July 31, 2007. (Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed August 6, 2007)

21.1*	List of Subsidiaries

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed with this Report.

S IGNATURES

In accordance with Section 13 or Section 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME SYSTEM GROUP
Date: March 29, 2010
/s/ Lei Yu
Lei Yu
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of March 29, 2010.

SIGNATURE	TITLE

/s/ Weiqiu Li	Chairman
Weiqiu Li

/s/ Kinwai Cheung	Director
Kinwai Cheung /s/ Yiming Zhu

Independent Director
Yiming Zhu /s/ Yidong Xiao

Independent Director
Yidong Xiao /s/ Huafeng Chen

Independent Director
Huafeng Chen

HOME SYSTEM GROUP

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2009 AND 2008

C O N T E N T S

ACSBAcquavella, Chiarelli, Shuster, Berkower & Co., LLP
517 Route one
1 Penn Plaza
Iselin, New Jersey, 08830
36the Floor
732.855.9600
New York, NY 10119

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Home system group

We have audited the accompanying consolidated balance sheets of Home system group as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2009.  Home system group’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that out audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Home system group as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

Acquavella, Chiarelli, Shuster, Berkower & Co., LLP

Certified Public Accountants

New York, N.Y.

March 18, 2010

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

Morgenstern, Svoboda & Baer, CPA’s PC
Certified Public Accountants

New York, NY
April 6, 2009

HOME SYSTEM GROUP
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,985,782	$1,609,540
Restricted cash	-	1,617,000
Accounts receivable - trade	23,909,114	31,737,873
Notes receivables-short term	3,704,137	4,880,122
Deposit and advances	989,377	4,632,544
Inventories	18,304,015	15,613,175
Other assets	1,515,750	2,326,563
TOTAL CURRENT ASSETS	52,408,175	62,416,817
Notes receivable-long term	236,334	-
Property, plant and equipment - net	9,027,828	9,518,826
Deferred finance cost-long term portion	-	255, 230
Acquisition deposits	-	733,500
Land use rights - net	-	1,291,852
Intangible assets	1,751,567	2,090,947
Goodwill	25,025,292	25,025,292
TOTAL ASSETS	$88,449,196	$101,332,464

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$18,870,277	$21,166,318
Bills payable	3,478,223	9,598,621
Accrued expenses and other payables	7,109,157	6,096,820
Banks loans	12,548,441	11,324,848
Income taxes payable and other tax payable	1,028,403	1,147,001
Notes payable - current portion	6,575,000	21,536,763
Due to stockholder - current portion	4,040,896	1,574,573
TOTAL CURRENT LIABILITIES	53,650,390	72,444,944

NON-CURRENT LIABILITIES
Due to stockholder	1,308,433	600,000
Long term bank loan	1,464,515	-
Notes payable - long term portion	9,868,421	16,443,421
TOTAL LIABILITIES	66,291,759	89,488,365

STOCKHOLDERS' EQUITY
COMMON STOCK - $0.001 par value; 200,000,000 shares
authorized, 62,477,949 shares issued and outstanding at
December 31, 2009 and 2008	62,478	62,478
Additional paid in capital	6,581,717	6,581,717
Note receivable on stock issuance	-	(900,000)
Statutory reserves	681,914	29,616
Retained earnings	12,891,560	4,217,826
Other comprehensive income	1,939,768	1,852,462
TOTAL STOCKHOLDERS' EQUITY	22,157,437	11,844,099
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$88,449,196	$101,332,464

The accompanying notes are an integral part of these consolidated financial statements

HOME SYSTEM GROUP
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

NET SALES	$61,828,792	$51,926,205
Cost of sales	45,875,295	43,491,550
GROSS PROFIT	15,953,497	8,434,655

OPERATING EXPENSES
General selling and administrative expenses	5,437,139	3,645,135
Amortization of intangible assets	339,380	84,845
	5,776,519	3,729,980
INCOME FROM OPERATIONS	10,176,978	4,704,675

OTHER INCOME (EXPENSE)
Gain on the transfer of the building	2,356,327	-
Income on the reversal of rent	1,372,121	-
Other income, net	640,839	69,880
Interest expenses	(2,270,374)	(115,859)
Interest income	27,857	128,551

INCOME BEFORE INCOME TAXES	12,303,748	4,788,421

INCOME TAXES	(2,977,716)	(720,756)

NET INCOME	$9,326,032	$4,067,665

Basic & Diluted Weighted Average Shares	62,477,949	62,477,949

Basic & Diluted Earnings Per Share	$0.15	$0.07

COMPREHENSIVE INCOME
Net Income	$9,326,032	$4,067,665
Other Comprehensive Income
Foreign currency translation adjustment	87,306	1,103,451

TOTAL COMPREHENSIVE INCOME	$9,413,338	$5,171,116

The accompanying notes are an integral part of these consolidated financial statements

HOME SYSTEM GROUP
CONSOLIDATED S TATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Number of
	Shares of			Notes Receivable		Other
	Common Stock	Common Stock	Paid-in Capital	For Stock Issuance	Statutory Reserve	Comprehensive Income	Retained Earnings	Total
BALANCE AT DECEMBER 31, 2007	62,477,949	$62,478	$6,615,726	$(900,000)	$29,616	$741,511	$150,161	$6,699,492

Stock based compensation	-	-	(34,009)	-	-	-	-	(34,009)

Cumulative translation adjustment	-	-	-	-	-	1,110,951	-	1,110,951

Net income for 2008	-	-	-	-	-	-	4,067,665	4,067,665

BALANCE AT DECEMBER 31, 2008	62,477,949	$62,478	$6,581,717	$(900,000)	$29,616	$1,852,462	$4, 217, 826	$11,844,099

Cumulative translation adjustment	-	-	-	-	-	87,306	-	87,306

Net income for 2009	-	-	-	-	-	-	9,326,032	9,326,032

Satisfaction of subscription				900,000				900,000

Appropriation to staff welfare	-	-	-	-	25,220	-	(25,220)	-

Appropriation to reserve fund	-	-	-	-	627,078	-	(627,078)	-
BALANCE AT DECEMBER 31, 2009	62,477,949	$62,478	$6,581,717	$-	$681,914	$1,939,768	$12,891,560	$22,157,437

The accompanying notes are an integral part of these consolidated financial statements

HOME SYSTEM GROUP
CONSOLIDATED ST ATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
	Year Ended December 31,
	2009	2008
CASH FLOWS PROVIDED BY(USED IN) OPERATING ACTIVITIES
Net income	$9,326,032	$4,067,665
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Gain on transfer of property, after transfer of taxes	(2,356,327)	-
Income benefit due to reversal of rent accrual	(1,372,121)	-
Depreciation	1,981,673	617,940
Amortization of intangible assets	339,380	92,271
Deferred finance costs amortized	1,249,916	-
Provision for stock option costs written back	-	(34,009)
Change in assets and liabilities:
(Increase) decrease in assets
Restricted cash	1,613,410	(1,614,355)
Accounts receivable	7,820,883	(15,084,087)
Deposit and advances	3,392,753	(4,961,559)
Inventories	(2,715,859)	2,178,743
Trade deposits	(354,693)	434,734
Other taxes refundable	168,907	(1,074,885)
Increase (decrease) in liabilities:
Bills payable per bank acceptance agreement	(6,100,921)	-
Accounts payable	(2,258,975)	(2,664,009)
Other payables and accrued expenses	2,393,953	(746,154)
Income taxes payable	(259,714)	1,703,235
Other taxes payable	(262,547)	(321,737)
Net cash provided by (used in) operating activities	12,605,750	(17,406,207)

CASH FLOWS USED IN INVESTING ACTIVITIES
Refund (payment) of acquisition deposit	733,500	(732,300)
Purchase of equipments	(2,416,218)	(204,678)
Net cash used in investing activities	(1,682,718)	(936,978)

CASH FLOWS PROVIDED (USED IN) BY FINANCING ACTIVITIES
Cash acquired in acquisition	-	3,085,833
Proceeds of bank loans	30,122,620	5,094,820
Repayment of bank loans	(27,434,512)	(225,869)
Proceeds from notes payable	-	9,582,918
Repayment of notes payable	(15,419,051)	-
Decrease in notes receivables	973,220	-
Advance from stockholder	3,174,756	1,569,717
Net cash provided (used in) by financing activities	(8,582,967)	19,107,419

Exchange rate effect on cash	36,177	24,232

Net increase in cash	2,376,242	788,466
Cash – beginning of the year	1,609,540	821,074

Cash – end of the year	$3,985,782	$1,609,540

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Cash paid during the period for:
Interest	$847,540	$115,859
Income taxes	$2,812,452	$226,984

NONCASH INVESTING AND FINANCING ACTIVITIES:
Asser transfer value		$6,087,312	$-
Cost of investment paid by issuance of promissory note	$		$(37,968,536)
Issuance of promissory note for settlement of cost of investment	$		$39,473,683
Satisfaction of subscription		900,000	-
Deferred finance cost for acquisition of the subsidiaries		$-	$(1,505,147)

The accompanying notes are an integral part of these consolidated financial statements

HOME SYSTEM GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 1 – ORGAN IZATION AND NATURE OF BUSINESS

Home System Group (“HSG” or the “Company”) (formerly named Supreme Realty Investments, Inc. (“Supreme”)), is incorporated in the State of Nevada.   The Company has three operating subsidiaries as of December 31, 2009.

On August 4, 2006, Supreme was a public shell company and acquired Home System Group, Inc. (“HSGI”).  HSGI was incorporated as a limited liability company in the British Virgin Islands on February 28, 2003.  HSGI was inactive until June 30, 2006 when HSGI acquired all the outstanding stock of Oceanic International (HK) Limited (“Oceanic”).  Oceanic is an operating company, organized under the laws of Hong Kong on June 23, 2004 for the purpose of distributing gas grills, home electronic appliances and bin racks. Since the ownership of HSGI and Oceanic was the same, the merger was accounted for as a transaction between entities under common control, whereby HSGI recognized Oceanic’s assets and liabilities as being transferred at their carrying amounts. Under the terms of the merger agreement with Supreme, the stockholders of HSGI received 8,000,000 shares of Supreme’s common stock for 100% of HSGI’s outstanding common stock.  Following the merger, Supreme changed its name to Home System Group.  Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination.  That is, the share exchange is equivalent to the issuance of stock by HSGI for the net monetary assets of Supreme, accompanied by a recapitalization, and is accounted for as a change in capital structure.  Accordingly, the accounting for the share exchange is identical to that resulting from a reverse acquisition, except no goodwill was recorded.  Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, Supreme, are those of the legal acquiree which is considered to be the accounting acquirer, HSGI.  Shares and per share amounts stated have been adjusted to reflect the merger.

Holy (HK) Limited (“Holy”) was incorporated in Hong Kong on September 26, 2006 for the purpose of being a holding company.  Oceanic Well Profit, Inc. (“Well Profit”), a wholly-owned subsidiary of Holy, was incorporated in the People’s Republic of China (“PRC”) on April 5, 2006 for the purpose of manufacturing gas grills, home electrical appliances and bin racks.

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

On January 31, 2007, HSG acquired Holy and its wholly-owned subsidiary, Well Profit.  Under the terms of the merger agreement, the stockholders of Holy received $3,000,000 and 42,500,000 shares of voting common stock of HSG in exchange for 100% of Holy’s outstanding common stock. For accounting purposes, the acquisition has been treated as an acquisition of Holy by HSG and as a recapitalization of Holy. The historical financial statements prior to January 31, 2007 are those of Holy. Share and per share amounts have been retroactively adjusted to reflect the acquisition.

On October 1, 2008, the Company purchased from the shareholders of Asia Forever Investment Limited (“Asia Forever”) all of Asia Forever’s outstanding stock for approximately $39.5 million.  Asia Forever had been incorporated as a limited liability company on April 1, 2008 in the Hong Kong Special Administrative Region, and it has 100% ownership interest of Zhongshan City Weihe Appliances Co., Ltd (“Weihe”). Weihe had been incorporated as a limited liability company on August 3, 1998 in the PRC, and it manufactures ceiling fans and residential lighting to be sold to the international consumer market through various distributors. See Note 13 for further information regarding the purchase of Asia Forever. The operations of Asia Forever are included in the consolidated financial statements since October 1, 2008.

NOTE 2 – BASIS OF PREPARATION AND CONSOLIDATION

The accompanying financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America. The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements reflect the adjustments considered necessary for a fair presentation of the Company’s results as of December 31, 2009 and December 31, 2008, and for the periods then ended.

HOME SYSTEM GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basic and diluted earnings per share

The Company reports earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260 “Earnings per share”. The Company’s basic earning per share is computed using the weighted average number of shares outstanding for the periods presented.

Diluted earnings per share is based on the assumption that all dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock options are assumed to be exercised, and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The options outstanding as of December 31, 2009 and December 31, 2008 were anti-dilutive and thus were not included in the computation of the Company’s earnings per share.

Cash and cash equivalents

Cash and cash equivalents include cash on hand, cash accounts, interest bearing savings accounts and time certificates of deposit with a maturity of three months or less when purchased.

Accounts receivable - trade

Accounts receivable-trade is stated net of allowance for doubtful accounts.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded primarily on a specific identification basis.  The bad debt allowance was $ 16,182 and $0 as of December 31, 2009 and December 31, 2008 respectively.

Inventory

Inventory is stated at the lower of cost or market value. Raw material cost is determined by the weighted average method.  The cost of work-in-progress and finished goods inventories consist of raw materials, direct labor and overhead associated with the manufacturing process. Most of our inventory are raw materials such as stainless steel plate, metal plate or plastics.

Deferred finance costs

Deferred finance costs are being amortized over the term of the non-interest bearing promissory notes payable issued regarding a related business acquisition, using the effective interest method.

The amounts amortized for the year ended December 31, 2009 and 2008 were $1,249,916 and $0, respectively.

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

HOME SYSTEM GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

Long-lived assets

Long-lived assets, other than Goodwill, are reviewed for impairment at least once a year or whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable.

For long-lived assets used in operations, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted cash flows. We measure the impairment loss based on the difference between the carrying amount and estimated fair value.

Long-lived assets are considered held for sale when certain criteria are met, including: management’s commitment to a plan to sell the asset, the asset is available for sale in its immediate condition, and the sale is probable within one year of the reporting date. Assets held for sale are reported at the lower of cost or fair value less costs to sell. There was no impairment of Long-lived assets at December 31, 2009.

Goodwill

The Company accounts for Goodwill in accordance with the FASB ASC Topic 350, “Intangible-Goodwill and Other”. We evaluate Goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of Goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including Goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using discounted projected cash flows. If the carrying amount of the reporting unit exceeds its fair value, Goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. We conduct our annual impairment test as of December 31 of each year, and determine if there is any impairment. The goodwill was $25,025,292 as of December 31 of 2009 and 2008 respectively and there was no impairment of Goodwill at December 31, 2009 and 2008 respectively.

Revenue recognition

The Company’s revenue recognition policies are in compliance with FASB ASC Topic 605, “Revenue Recognition”.  Revenue from sales of the Company’s products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are shipped to customers, the price is fixed or determinable as stated on the sales contract, and collectability is reasonably assured.  Customers do not have a general right of return on products shipped. Product returns to the Company were insignificant during past years.  There are no post-shipment obligations, price protection or bill and hold arrangements.

Income taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Income Taxes”, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using the tax rates presently in effect.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  Income taxes are provided on an asset and liability approach for financial accounting and reporting of income taxes.  Current tax is based on the profit or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purposes and is calculated using tax rates that have been enacted or substantively enacted at the balance sheet date. There were no deferred tax assets and liabilities as of December 31, 2009 or December 31, 2008 as there were no differences between the financial statement and the tax base of the Company’s assets or liabilities.

Reclassifications

Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentations.

HOME SYSTEM GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

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

Foreign currency translation

The Company operations are based in the People’s Republic of China (“PRC”) with its currency, the Renminbi (“RMB”), as the functional currency. In consolidation, the Company’s accounts are translated from RMB into US dollars in accordance with FASB ASC Topic 830, “Foreign Currency Matters”.  Accordingly, all assets and liabilities are translated at the exchange rates prevailing at the balance sheet dates and all income and expenditure items are translated at the average rates for each of the years. Adjustments to translate foreign exchange differences into US dollars are recorded in the Company’s comprehensive income.

All foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange. The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC. Translation of amounts from RMB into US dollars has been made at the following exchange rates:

For the period ended December 31, 2009:
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

Use of estimates

The preparation of the financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Several areas require management’s estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. Actual results could differ from those estimates.

Recently issued accounting pronouncements

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

In December 2007, the FASB issued ASC Topic 805, “Business Combinations”, to establish principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement was effective for the Company beginning January 1, 2009.

HOME SYSTEM GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

In December 2007, the FASB issued ASC Topic 810, “Consolidation”, to establish accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. It also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard  is effective for the Company beginning January 1, 2009. The Company adopted the new standard on January 1, 2009, and the implementation of the new standard did not have a significant impact on the Company’s financial position or results of operations.

In April 2008, the FASB issued  ASC Topic 350, “Intangibles-Goodwill and Other”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Application of this standard did not have a significant impact on the Company’s financial statements.

In May 2008, the FASB issued ASC Topic 470, “Debt”, which is effective for financial statements issued for fiscal years beginning after December 15, 2008. This standard includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. This standard is not currently applicable to the Company since the Company does not have convertible debt.

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

In July 2009, the FASB issued standards that established the ASC Accounting Standards Codification as the single source of authoritative US GAAP for nongovernmental entities. The ASC supersedes all non-SEC accounting and reporting standards that existed at the ASC’s effective date, including FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related literature. The FASB uses Accounting Standards Updates (“ASU”) to amend the ASC. The Codification was effective for interim and annual periods ending after September 15, 2009 (i.e., the year ended December 31, 2009 for the Company).

HOME SYSTEM GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 4 – RESTRICTED CASH AND BILLS PAYABLE

As of December 31, 2009 and December 31, 2008, Restricted cash was $0 and $1,617,000, respectively. This cash was restricted as it is held on deposit as to provide collateral for the bills issued by banks to vendors, the Company is periodically requested by certain of its suppliers to settle amounts owed by the issuance of bills through banks for which the banks undertake to guarantee the Company’s settlement of these amounts at maturity. These bills are interest-free with maturity dates of six months from the date of issuance. In order to provide such guarantees for the bills, the Company has entered into bank acceptance agreements with certain banks.  Pursuant to a bank’s acceptance agreement, the bank guarantees payment of certain of the Company’s payables. As security for the banks’ undertakings, the Company may be required to pay the banks’ charges as well as deposit with such banks amounts equal to 10% to 50% of the payables being guaranteed at the time of such issuance.

NOTE 5 – NOTES RECEIVABLES

The Company has an arrangement with Oceanic International (Zhongshan) (“Zhongshan”), a Chinese company that provides raw material to Home System, whereby both companies have agreed to jointly obtain financing from certain financial institutions.  Under this arrangement, the Company enters into a loan agreement with the financial institution, under which Home System, Zhongshan and the financial institutions agree that certain assets of both companies will be used as collateral to secure the loan.  These assets consist of Home System’s receivables and certain property and buildings in Zhongshan.

Once the Company receives the funding, it then enters into an agreement with the Zhongshan under which a portion of the funds will be forwarded to Zhongshan under the terms of a note from Zhongshan that is payable to Home System.  These are classified as Notes receivable and include interest and maturity dates that coincide with the underlying financing agreement. As of December 31, 2009, these Notes receivable amounted to $3,704,137, with interest rates that ranged from 2.49% to 5.4%, and include maturities less than one year and more than one year.

A group of shareholders (" The Shareholders") had owed an aggregate of $900,000 to Home System Group for the shares previously issued in accordance with the Subscription Agreement signed on May 4, 2006. The Shareholders were able to satisfied this obligation in the fourth quarter of 2009 by arranging with Simple Hong Kong Limited ("Simple"), a shareholder of the Company, to offset this obligation against what the Company owes to Simple.

NOTE 6 – INVENTORIES

Inventories consist of the following:

	December 31, 2009	December 31, 2008
Finished goods	$587,864	$1,017,904
Work in process	3,548,298	5,352,141
Raw materials	14,167,853	9,243,130
Total	$18,304,015	$15,613,175

HOME SYSTEM GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	Useful Lives	December 31, 2009	December 31, 2008
Plant and machinery	5 to 10 years	$10,616,935	$8,253,436
Buildings	20 years	312,028	2,145,009
Furniture, fixtures and equipment	5 to 10 years	200,622	142,525
Motor vehicles	8 to 10 years	12,405	12,405
Total		10,861,990	10,553,375
Less: accumulated depreciation		(1,834,162)	(1,034,549)
Net book value		$9,027,828	$9,518,826

During the year ended December 31, 2009, depreciation expense amounted to $1,981,673, among which $1,914,556 and $67,117 were recorded as cost of sales and administrative expense, respectively. During the year ended December 31, 2008, depreciation expense amounted to $617,940, among which $560,497 and $57,443 were recorded as cost of sales and administrative expense, respectively.

NOTE 8 – ACQUISITION DEPOSIT

The acquisition deposit was $733,500 as of December 31, 2008 and represented the partial payment the Company made for the cash portion of the consideration for the acquisition of Juxian in September, 2007. However, the delivery of the Company’s stock, which is traded on the OTCBB, was not recognized as a share exchange consideration by the relevant PRC government authority for the purposes of approval of the ownership transfer of Juxian. Thus on February 7, 2008, the acquisition of Juxian was cancelled. The shareholders of Juxian refunded the deposit to the Company in August, 2009.

NOTE 9 – LAND USE RIGHT, NET

Land use right consist of the following:
	December 31, 2009	December 31, 2008
Land use right	$-	$1,299, 172
Less: accumulated amortization	-	(7,320)
Land use right, net	$-	$1,291,852

The Company obtained the right from the relevant PRC land authority for periods of 50 years to use the lands on which the production facilities and warehouses of the Company are situated.

During year ended December 31, 2009 and 2008, amortization expense amounted to $15,034 and $7,426, respectively. These land use right were transferred to the former shareholders of Asia Forever as part of the Supplemental Agreement discussed in Note 13 and thus are no longer recorded as an asset of the Company.

HOME SYSTEM GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 10 – INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	December 31, 2009	December 31, 2008
Customer relationships	$2,030,000	$2,030,000
Brand name	145,792	145,792
Total	2,175,792	2,175,792
Less: accumulated amortization	(424,225)	(84,845)
Total Intangible assets, net	$1,751,567	$2,090,947

During the year ended December 31, 2009 and 2008, amortization expenses of intangible assets amounted to $339,380 and $84,845, respectively.

The intangible assets are carried at cost and are amortized over the expected useful lives. Customer relationships is being amortized over its expected useful life of 6.25 years. Brand name is being amortized over its expected useful life of 10 years.

The estimated aggregate amortization expenses for the brand name and customer relationships for the five succeeding years are as follows:

Year
2010	$339,380
2011	339,380
2012	339,380
2013	339,380
2014	339,380

HOME SYSTEM GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 11 – SHORT TERM BANK LOANS

The Short term bank loans that are denominated in Chinese RMB and are presented in US dollars are as follows:

	December 31, 2009	December 31, 2008
Loan from Standard Chartered Bank, interest rate at 7.74% (LIBOR+2%), due within 120 days, secured by accounts receivable held by a major customer.	$96,942	$-

Loan from China Construction Bank Zhongshan Branch, interest rate at 7.74% ( LIBOR+2%), due within 120 days, secured by accounts receivable held by a major customer	1,966,759	-

Loan from China Construction Bank Zhongshan Branch, interest rate at 2.49%, due from July 3, 2009 to July 2,2010, secured by accounts receivable held by a major customer	2,896,517	-

Loan from Industrial and Commercial Bank of China, interest rate at 7.74% (LIBOR+2%), due within 120 days, secured by the Company’s accounts receivables.	3,194,680	-

Loan from CITIC Bank, interest rate at 5.84%, due from September 11, 2009 to September 10, 2010, guaranteed by Li Weiqiu, a related party.	2,929,030	-

Loan from CITIC Bank, interest rate at 5.84%, due from September 9, 2009 to June 9, 2010 guaranteed by Li Weiqiu, a related party.	1,464,513	-

Loan from CITIC Bank, interest rate at 7.62%, due from October 10, 2008 to October 9, 2009, guaranteed by Li Weiqiu, a related party.	-	2,934,000

Loan from Bank of Communication, interest rate at 10.34% (LIBOR+4.6%), due within 90 days, secured by the Company’s accounts receivable.	-	676,710

Loan from Guangdong Development Bank (Zhongshan Branch), interest rate at 10.34% (LIBOR+4.6%), due within 90 days, secured by accounts receivable held by a major customer.	-	2,312,593

Loan from Standard Chartered Bank, interest rate at 10.74% (LIBOR+5%), due within 90 days, secured by accounts receivable held by a major customer.	-	267,045

Loans from Industrial and Commercial Bank of China, interest rate at 6.21%, due byJanuary 22, 2009, secured by the Company’s accounts receivables.	-	3,667,500

Loans from Industrial and Commercial Bank of China, interest rate at 6.21%, due byJanuary 16, 2009, secured by the Company’s accounts receivables.	-	1,467,000

Total Short term bank loans	$12,548,441	$11,324,848

HOME SYSTEM GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 12– LONG TERM BANK LOANS

The Long term bank loans as of December 31, 2009 are denominated in Chinese RMB and are presented in US dollars as follows:

Loan from Industrial and Commercial Bank of China, interest rate at 5.40%, due on March 9, 2012, secured by the Company’s assets.	$1,464,515

There were no Long term bank loans outstanding as of December 31, 2008.

NOTE 13 – NOTES PAYABLE AND DEFERRED FINANCE COST

On May 23, 2007, the Company entered into a Fixed Price Standby Equity Distribution Agreement (the “Agreement”) with four investors (the “Investors”) who were related parties.  Pursuant to the Agreement, the Company could, at its discretion, periodically sell to the Investors up to 10 million shares of the Company’s common stock for a total purchase price of up to $40 million (a per share purchase price of $4.00 per share). The Investors’ obligation to purchase shares of common stock under the Agreement was subject to certain conditions, including the Company obtaining an effective registration statement for the resale of the common stock sold under the Agreement.  The Investors paid 16.5% of the purchase price ($6,575,000) to the Company. Also, the Investors were to deliver to the Company an executed promissory note for the payment of the remaining 83.5% of the remaining commitment under this Agreement.

On February 7, 2008, the Company cancelled the Agreement with the Investors, and the amount of $6,575,000 that had been received by the Company has been reflected as a non-interest bearing Notes payable recorded under current liabilities and non-current liabilities at the end of December 31, 2009 and December 31, 2008, respectively.

On October 1, 2008, the Company issued promissory notes (“Notes”) in the amount equivalent to the purchase price of approximately $39.4 million to the former shareholders of Asia Forever for the Company’s acquisition of Asia Forever. The net present value of these Notes payable at October 1, 2008, after a payment of $8 million, was $29,900,000 and the deferred finance cost of $1,505,147 was recorded based on the Company’s 5.3% borrowing rate, to be amortized using the effective interest rate method. The Notes bear no interest, and principal was to be repaid as follows: 25% of the purchase price ($9.9 million) was payable on or before December 31, 2008, with the remaining principal amount to be repaid in three equal semi-annual installments beginning on June 30, 2009.

On June 30, 2009, the Company entered into a Supplement Agreement to the Notes (“Supplement Agreement”) with the former shareholders of Asia Forever which amended the payment terms as set forth in the original promissory notes. Pursuant to the Supplement Agreement, the cash payments of  $1.8 million, which was past due from December 31, 2008, and $9.9 million which was due on June 30, 2009 were to be satisfied in total by: (i) $4.4 million in cash which was paid by the Company as of June 30, 2009; (ii) $1,464,000 in cash to be paid by the Company in two equal installments of $732,000 by July 31, 2009 and December 31, 2009; (iii) the transfer of buildings held by the Company including offices and production facilities totaling 41,067 square meters and the related land use rights, together valued at $6.1 million (the “Fixed Assets”). Such revised payment terms when fully completed would satisfy all payments due under the Notes for the December 31, 2008 and June 30, 2009 installments. The cash payments were made and on September 18, 2009, the Company completed the transfer of the Fixed Assets to former shareholders of Asia Forever. See Note 22 for further discussion in the gain recorded on this Transfer.

On December 18, 2009, the Company executed an amendment to the Notes (the “Amended Note”) to defer the final installment of the payment of the Purchase Price due on June 30, 2010 under the Notes that the Shareholders received in the Company’s acquisition of Asia Forever.  Pursuant to the Amended Note, the Shareholders agreed that the Company could defer the payment $9.9 million that was originally due on June 30, 2010 to June 30, 2011.

HOME SYSTEM GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

Notes payable consist of the following:

	December 31, 2009	December 31, 2008
Notes payable related to the fixed price standby equity distribution agreement	$6,575,000	$6,575,000
Notes payable related to acquisition of subsidiary	9,868,421	31,405,184
Total Notes Payable	16,443,421	37,980,184

Less: Current portion	6,575,000	21,536,763

Notes payable – long term portion	$9,868,421	16,443,421

Deferred finance cost consists of the following:

	December 31, 2009	December 31, 2008
Deferred interest cost	$255,230	$1,505,147

Less: Current portion	255,230	1,249,917

Deferred finance cost-long term portion	$-	$255,230

HOME SYSTEM GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 14 – DUE TO STOCKHOLDER

The Company owed $3,979,971 to a stockholder as of December 31, 2009.  This is unsecured, bears no interest, and is due before June 30, 2010. See Note 24 for further discussion on this debt.

As discussion in Note 11, various bank loans made to the Company have been secured or guaranteed by a related party, a shareholder and the Chairman of the Company.

On May 14, 2009, The Company received a loan from a related party, a shareholder and director of the Company, with an interest rate 7.844%, due on May 14, 2014. The Company is required to make monthly payments of approximately $29,280 for principal amount interest. As of December 31, 2009, the amount due was $1,369,358, with a principal amount of $248,049 due within twelve months.

	December 31, 2009	December 31, 2008
Due to stockholder unsecured and non interest bearing	$3,979,971	$2,174,573
Due to stockholder with interest 7.844%	1,369,358	-
	5,349,329	2,174,573
Less: Current portion	4,040,896	1,574,573

Due to stockholder under non-current liabilities	$1,308,433	$600,000

The payment of the principal amount for two obligations over the five succeeding years are as follows:

Year
2010	$4,040,896
2011	268,209
2012	290,021
2013	313,606
2014	436,597
$5,349,329

NOTE 15 – SHIPPING AND HANDLING FEES AND COSTS

The Company does not charge its customers for shipping and handling.  The Company classifies shipping and handling costs as part of the Cost of sales, and these were $538,374 and $510,495 for the year ended 2009 and 2008, respectively.

NOTE 16 – WARRANTY

The Company evaluates its exposure to warranty claims based on both current and historical product sales data and warranty costs incurred.  The Company assesses the adequacy of its recorded warranty liability annually and adjusts the amount as necessary.  As of December 31, 2009 the Company was not aware of any material warranty claims. As an original equipment manufacturer (“OEM”), the Company does not usually have an obligation for warranty liability.

NOTE 17– INCOME TAXES

The Company is subject to the Income Tax Laws of PRC. All of the tax provisions for the year ended December 31, 2009 and 2008 pertain to PRC taxes. Effective on January 1, 2008, the PRC Enterprise Income Tax (“EIT”) Law, and Implementing Rules impose a unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises in China, unless they qualify under certain limited exception. Most of the Company’s operating units are subject to this tax.

HOME SYSTEM GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

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

For the fiscal years ended December 31, 2009 and December 31, 2008, the benefit that the Company received from this Tax Holiday was $535,582 and $656,164, respectively.

Due to the uncertainty surrounding the realization of the favorable U.S. tax attributes in future tax returns, we continue to record a full valuation allowance against our otherwise recognizable U.S. net deferred tax assets as of December 31, 2009 and December 31, 2008.

The Company is present in more than one taxable jurisdiction at a time. The management evaluates the tax positions and establish liabilities for uncertain tax positions that may be challenged by local tax authorities and may not be fully sustained, despite the believe that the underlying tax positions are fully supportable. At December 31, 2009, the Company is unable to make a reasonable estimate of the range of impact on unsustainable positions. Accordingly no estimated provision for estimate liability has been made at December 31, 2009.

The income taxes provided represents the following:

	2009	2008
PRC Enterprise Income Tax
Current	$2,977,716	720,756
Deferred tax provision	-	-

Income tax expense	$2,977,716	720,756

The effective income tax expenses differ from that computed by applying the PRC statutory income tax rate of 25%  as follows:

	2009	2008
Provision for Income taxes at the Statutory income tax rate – 25% in 2009 and 25% in 2008	$3,075,937	$1,197,105
Tax holiday	(535,582)	(656,164)
Income not subject to tax	-	(44,333)
Effect of losses from the subsidiaries not being utilized	105,939	224,148
Effect of amortization of deferred financing cost not being utilized	331,422	-

Income tax expense	$2,977,716	$720,756

HOME SYSTEM GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

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

The Company has four reportable segments: (1) Barbeque sets, (2) Skateboards, (3) Other home appliances, and (4) Unallocated Corporate Expenses based on the above criteria. Overhead items that are specifically identifiable to a particular segment are applied to such a segment.

HOME SYSTEM GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

	Barbeque sets	Skateboards	Other home appliances	Corporate	Total
	For the year ended 12/31/09	For the year ended 12/31/09	For the year ended 12/31/09	For the year ended 12/31/09	For the year ended 12/31/09
Net sales	$14,566,946	$3,098,987	$44,162,859	$-	$61,828,792
Depreciation and amortization	$861,209	$192,787	$927,677	$-	$1,981,673
Segment Income before income taxes *	$1,145,992	$563,917	$8,878,445	$1,715,394	$12,303,748
Capital expenditures	$1,413,826	$316,494	$685,898	$-	$2,416,218
Segment assets	$24,950,512	$4,891,847	$45,218,256	$13,388,581	$88,449,196

* The Corporate segment income before income taxes includes gain on the transfer of the building of $ 2,356,327 and income on the reversal of rent of $ 1,372,121.

	Barbeque sets	Skateboards	Other home appliances	Corporate	Total
	For the year ended 12/31/0	For the year ended 12/31/08	For the year ended 12/31/08	For the year ended 12/31/08	For the year ended 12/31/08
Net sales	$9,150,319	$8,655,136	$34,120,749	$-	$51,926,204
Depreciation and amortization	$141,418	$56,344	$370,306	$57,297	$625,365
Segment Income (loss) before income taxes	$(1,605,649)	$744,543	$6,546,162	$(896,635)	$4,788,421
Capital expenditures	$204,677	$-	$-	$-	$204,677
Segment assets	$8,425,680	$7,953,810	$54,630,189	$30,322,785	$101,332,464

HOME SYSTEM GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 19 – STOCK OPTIONS

The following table summarizes all Company stock option transactions between January 1, 2008 and December 31, 2009

Share options under option plan
Balance, January 1, 2008	100,000
Cancelled on termination of services	(66,667)
Balance, December 31, 2008 and December 31, 2009	33,333

The remaining options are fully vested with an exercise price of $6.00 and a remaining term of 7.5 years.

NOTE 20– CONCENTRATIONS, RISK AND UNCERTAINTIES

The Company has the following concentrations of business with each customer constituting greater than 10% of the Company’s sales:

	2009	2008
Zhongshan City Heng Bao Trading Co., Ltd	62%	70%
WaiYi (HK) Limited	32%	21%

The Company has the following concentrations of accounts receivable constituting greater than 10% of the Company’s accounts receivable as of year end:

	2009	2008
Zhongshan City Heng Bao Trading Co., Ltd	70%	65%
WaiYi (HK) Limited	23%	34%

This concentration makes the Company vulnerable to a near-term severe impact should the relationships be terminated.

The Company has the following concentrations of business with each supplier constituting greater than 10% of the Company’s purchases:

	2009	2008
Zhongshan City Oceanic International Company Limited	13%	13%
Hubei Xin Cheng Industry & Trade Company Limited	11%	13%

HOME SYSTEM GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

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
$2,625,129

Rental expenses were $765,514 and $683,943 for the years ended December 31, 2009 and 2008, respectively.

NOTE 22 - GAIN ON THE TRANSFER OF ASSET

In August 2009, the Company transferred certain building assets and land use rights to the former shareholders of Asia Forever in accordance with the Supplemental Agreement discussed in Note 13.  These assets were valued at the time of the transfer at $6,087,312, and the Notes due were reduced in value by this amount.  The gain resulting from this transfer of the building assets and land use right is $2,356,327 after business and land appreciation taxes of $405,660. Concurrent with this transfer, the Company and former shareholders entered into a lease agreement, which has a term that expires on June 30, 2012, with a renewal option, under which the Company continues to utilize these production facilities.

HOME SYSTEM GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

Note 23 – INCOME ON REVERSAL OF RENT

On December 8, 2009, the Company recorded the reversal of a rent accrual in the amount of $1,372,121 pertaining our landlord Oceanic International (Zhongshan) Company Limited for the period from April, 2007 to December, 2008 due to the government stimulus payment received by Oceanic International (Zhongshan) Company Limited.

NOTE 24 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 19, 2010, and has determined that there were no subsequent events to recognize or disclose in these financial statements.