Form 10-Q
period 2010-03-31
Home System Group
filed 2010-05-17
CIK 1172319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 17, 2010
Common Stock, $0.001 par value per share	67,490,166 shares

HOME SYSTEM GROUP
FORM 10-Q

Except as otherwise required by the context, all references in this report to “we”, “us”, “our”, or “Company” refer to the consolidated operations of Home System Group, a Nevada corporation, and its wholly owned subsidiaries.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of
Home System Group and Subsidiaries

We have reviewed the accompanying consolidated balance sheet of Home System Group and Subsidiaries at March 31, 2010 and the consolidated statements of operations, cash flows and stockholders’ equity for the nine months then ended. These financial statements are the responsibility of the Company's management.

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

/s/ Acquavella, Chiarelli, Shuster, Berkower & Co., LLP
Certified Public Accountants

New York, NY
May 17, 2010

PART I - FINANCIAL INFORMATION

Item 1 Financial Statements.
HOME SYSTEM GROUP AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,028,710	$3,985,782
Accounts receivable – trade net of allowance	37,844,878	23,909,114
Notes receivables-short term	8,658,229	3,704,137
Deposits and advances	3,545,250	1,344,070
Inventories	11,581,396	18,304,015
Other assets	211,600	1,161,057
TOTAL CURRENT ASSETS	65,870,063	52,408,175
Notes receivable - long-term	179,809	236,334
Property, plant and equipment – net	8,896,474	9,027,828
Intangible assets	1,666,722	1,751,567
Goodwill	25,025,292	25,025,292
TOTAL ASSETS	$101,638,360	$88,449,196

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable – trade	$19,464,906	$18,870,277
Bills payable	-	3,478,223
Accrued expenses and other payables	6,804,126	7,109,157
Banks loans	22,201,385	12,548,441
Income taxes payable and other tax payable	1,378,977	1,028,403
Notes payable - current portion	13,664,312	6,575.000
Due to stockholder - current portion	4,684,051	4,040,896
TOTAL CURRENT LIABILITIES	68,197,757	53,650,390

NON-CURRENT LIABILITIES
Due to stockholder	983,006	1,308,433
Long term bank loan	2,929,845	1,464,515
Notes payable - long term portion	2,779,109	9,868,421
TOTAL LIABILITIES	74,889,717	66,291,759

STOCKHOLDERS' EQUITY
COMMON STOCK - $0.001 par value; 200,000,000 shares
authorized, 62,477,949 shares issued and outstanding
at March 31, 2010 and December 31, 2009	62,478	62,478
Additional paid-in capital	6,581,717	6,581,717
Statutory reserve	681,914	681,914
Retained earnings	17,480,237	12,891,560
Other comprehensive income	1,942,297	1,939,768
TOTAL STOCKHOLDERS' EQUITY	26,748,643	22,157,437
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$101,638,360	$88,449,196

The accompanying notes are an integral part of these financial statements.

HOME SYSTEM GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
 (UNAUDITED)

	Three Months Ended March 31,
	2010	2009
Net Sales	$30,060,637	$15,429,114
Cost of sales	(23,114,501)	(11,656,538)
GROSS PROFIT	6,946,136	3,772,576

GENERAL SELLING AND ADMINSTRATIVE EXPENSE	(1,619,169)	(1,414,775)

INCOME FROM OPERATIONS	5,326,967	2,357,801

OTHER (EXPENSE) INCOME
Other income	832,513	61,737
Interest expenses, net	(376,759)	(370,388)
	455,754	(308,651)

INCOME BEFORE INCOME TAXES	5,782,721	2,049,150

INCOME TAXES	(1,194,044)	(522,625)

NET INCOME	$4,588,677	$1,526,525

Basic & Diluted Weighted Average Shares	62,477,949	62,477,949
Basic & Diluted Earnings per Share	$0.07	$0.02

OTHER COMPREHENSIVE INCOME
Net Income	$4,588,677	$1,526,525
Foreign currency translation adjustment	2,529	(55,629)

COMPREHENSIVE INCOME	$4,591,206	$1,470,896

The accompanying notes are an integral part of these financial statements

HOME SYSTEM GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND YEAR ENDED DECEMBER 31, 2009

	Number of Shares of			Notes Receivable		Other
	Common Stock	Common Stock	Paid-in Capital	For Stock Issuance	Statutory Reserve	Comprehensive Income	Retained Earnings	Total
BALANCE AT DECEMBER 31, 2008	62,477,949	$62,478	$6,581,717	$(900,000)	$29,616	$1,852,462	$4, 217, 826	$11,844,099

Cumulative translation adjustment	-	-	-	-	-	87,306	-	87,306

Net income for 2009	-	-	-	-	-	-	9,326,032	9,326,032

Satisfaction of subscription	-	-	-	900,000	-	-	-	900,000

Appropriation to statutory reserve fund	-	-	-	-	652,298	-	(652,298)	-

BALANCE AT DECEMBER 31, 2009	62,477,949	$62,478	$6,581,717	$-	$681,914	$1,939,768	$12,891,560	$22,157,437
Cumulative translation adjustment	-	-	-	-	-	2,529	-	2,529

Net income for three months ended March 31, 2010	-	-	-	-	-	-	4,588,677	4,588,677

BALANCE AT MARCH 31, 2010	62,477,949	$62,478	$6,581,717	$-	$681,914	$1,942,297	$17,480,237	$26,748,643

The accompanying notes are an integral part of these financial statements

HOME SYSTEM GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income	$4,588,677	$1,526,525
Adjustments to reconcile net income
to net cash used in operating activities:
Depreciation	257,388	336,312
Amortization of intangible assets	84,845	92,272
Deferred finance costs amortized	127,615	373,029
Change in assets and liabilities
(Increase) decrease in assets:
Accounts receivables	(13,937,622)	(2,805,507)
Deposits and advances	(206,802)	(1,575,692)
Inventories	6,722,298	(3,550,195)
Trade deposits	(1,992,332)	(373,733)
Other tax refundable	821,432	1,075,178
Increase (decrease) in liabilities:
Bills payable	(3,476,390)	404,833
Accounts payable	591,093	1,832,213
Other payables and accrued expenses	(306,605)	6,052,392
Income taxes payable	307,670	(1,439,945)
Other taxes payable	42,342	-
Net cash provided by (used in) Operating Activities	(6,376,391)	1,947,682

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Refund of acquisition deposit	-	732,500
Capital expenditures	(126,034)	(18,422)
Net cash provided by (used in) Investing Activities	(126,034)	714,078

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Proceeds of bank loans	14,358,946	8,996,821
Repayments of bank loans	(3,240,672)	(5,437,110)
Increase in notes receivables	(4,892,528)	-
Proceeds from notes payable	-	5,984,853
Restricted cash	-	(341,568)
Repayments of loans due to related party	-	(1,172,000)
Advances from stockholder	317,728	104,000
Net cash provided by Financing Activities	6,543,474	8,134,996

Exchange rate effect on cash	1,879	(18,513)
Net increase in cash	42,928	10,778,243
Cash - begin of period	3,985,782	1,609,540
Cash - end of period	$4,028,710	$12,387,783

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$248,945	$369,641
Income taxes	$885,879	$792,454

The accompanying notes are an integral part of these financial statements

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Home System Group (“HSG” or the “Company”) (formerly named Supreme Realty Investments, Inc. (“Supreme”)) is incorporated in the State of Nevada.   The Company has three operating subsidiaries as of March 31, 2010.

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

NOTE 2 – BASIS OF PREPARATION AND CONSOLIDATION

The accompanying financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America. The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements reflect the adjustments considered necessary for a fair presentation of the Company’s results as of March 31, 2010 and March 31, 2009, and for the periods then ended.

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

Diluted earnings per share is based on the assumption that all dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock options are assumed to be exercised, and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The options outstanding as of March 31, 2010 and March 31, 2009 were anti-dilutive and thus were not included in the computation of the Company’s earnings per share.

Cash and cash equivalents

Cash and cash equivalents include cash on hand, cash accounts, interest bearing savings accounts and time certificates of deposit with a maturity of three months or less when purchased.

Accounts receivable - trade

Accounts receivable-trade is stated net of allowance for doubtful accounts.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded primarily on a specific identification basis.  The bad debt allowance was $16,182 and $16,182 as of March 31, 2010 and December 31, 2009,  respectively.

Inventory

Inventory is stated at the lower of cost or market value. Raw material cost is determined by the weighted average method.  The cost of work-in-progress and finished goods inventories consist of raw materials, direct labor and overhead associated with the manufacturing process. Most of our inventory consists of raw materials such as stainless steel plate, metal plate or plastics.

Deferred finance costs

Deferred finance costs are being amortized over the term of the non-interest bearing promissory notes payable issued regarding a related business acquisition, using the effective interest method.

The amounts amortized for the period ended March 31, 2010 and 2009 were $127,615 and $373,029, respectively.

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

For the period ended March 31, 2010:
Balance sheet	RMB 6.83 to US$ 1.00
Statement of Operations	RMB 6.83 to US$ 1.00
For the period ended March 31, 2009:
Balance sheet	RMB 6.84 to US$ 1.00
Statement of Operations	RMB 6.83 to US$ 1.00

For the period ended December 31, 2009:
Balance sheet	RMB 6.83 to US$ 1.00

The PBOC administers and regulates the exchange rate of US$ against RMB.

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

Reclassifications

Certain items have been reclassified in the accompanying consolidated Financial Statements and Notes for prior periods to be comparable with the classification for the period ended March 31, 2010. The reclassification had no effect on previously reported Net income.

Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications were limited to Balance Sheet and Cash Flow Statement presentation and did not impact the Statement of Income. Specially, the Company reclassified trade deposit from “Other assets” to “Deposit and advance”, with prior periods updated to conform to this presentation. In the Cash Flow, the Company separated the accounts payable from “Accounts payable, other payables and accrued expenses” to “Accounts payable” to conform to the current period’s presentation.

Concentration of risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company attempts to control risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts. As a consequence, the Company believes that its accounts receivable credit risk exposure beyond such allowance is limited.

Recently issued accounting pronouncements

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

NOTE 4 - NOTES RECEIVABLE

The Company has an arrangement with Oceanic International (Zhongshan) (“Zhongshan”), a Chinese company that is a supplier of raw material to Home System, whereby both companies have agreed to jointly obtain financing from certain financial institutions. Under this arrangement, the Company enters into a loan agreement with the financial institution, in which Home System, Zhongshan and the financial institutions agree that certain assets of both companies will be used as collateral to secure the loan.  These assets consist of Home System’s receivables and certain property and buildings of Zhongshan. Once the Company receives the funding, it then enters into an agreement with the Zhongshan under which a portion of the funds the Company receives from the financial institution is provided by the Company to Zhongshan, and is evidenced by a note from Zhongshan payable to Home System.  These notes are classified as Notes receivable and include interest and maturity dates that coincide with the underlying financing agreements. As of March 31, 2010 and December 31, 2009, these Notes receivable amounted to $8,838,038 and $3,940,471, respectively, with interest rates that ranged from 2.49% to 7.74%, and include maturities of less than one year, and more than one year. The related bank loans are from China Construction Bank Zhongshan Branch and Commercial Bank of China amounted to $20,640,745 and $9,522,471 as of March 31, 2010 and December 31, 2009, respectively, and are discussed in NOTE 8 and NOTE 9.

As the Company bank loans are directly related to its agreement with Zhongshan, the Notes receivables from Zhongshan resulting from these loans are treated as a component of the Company's financing activities in the Statement of Cash Flow.

NOTE 5– INVENTORIES

Inventories consisted of the following:

	March 31, 2010	December 31, 2009
Raw materials	$7,161,545	$14,167,853
Work in process	3,729,851	3,548,298
Finished goods	690,000	587,864
Total	$11,581,396	$18,304,015

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	Useful Lives	March 31, 2010	December 31, 2009
Plant and machinery	5 to 10 years	$10,462,969	$10,336,935
Buildings	20 years	312,028	312,028
Furniture, fixtures and equipment	5 to 10 years	200,622	200,622
Motor vehicles	8 to 10 years	12,405	12,405
Total		10,988,024	10,861,990
Less: accumulated depreciation		(2,091,550)	(1,834,162)
Net book value		$8,896,474	$9,027,828

During the three months period ended March 31, 2010 and 2009 depreciation was recorded as follows,

	Three months ended March 31,
	2010	2009
Cost of sales	$193,041	$251,745
General, selling & administrative expenses	64,347	84,468
	$257,388	$336,213

NOTE 7 – INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	March 31, 2010	December 31, 2009
Customer relationships	$2,030,000	$2,030,000
Brand name	145,792	145,792
Total	2,175,792	2,175,792
Less: accumulated amortization	(509,070)	(424,225)
Total Intangible assets, net	$1,666,722	$1,751,567

During the three month periods ended March 31, 2010, amortization expenses of intangible assets was $84,845. During the three month periods ended March 31, 2009, amortization expenses of intangible assets was $92,272, which included $7,427 of amortization from land use right.

The intangible assets are carried at cost and are amortized over the expected useful lives. Customer relationships are being amortized over its expected useful life of 6.25 years. Brand name is being amortized over its expected useful lives of 10 years.

The estimated aggregate amortization expenses for the brand name and customer relationships for the five succeeding years are as follows:

Year
2010 full year	$339,380
2011	$339,380
2012	$339,380
2013	$339,380
2014 and thereafter	$309,202

NOTE 8– SHORT TERM BANK LOANS

The short term bank loans that are denominated in Chinese Renminbi and are presented in US dollars are as follows:

	March 31, 2010	December 31, 2009
Loans from Standard Chartered Bank, interest rate at 7.74% (LIBOR+2%), due within 120 days, secured by accounts receivable held by a major customer	$96,942	$96,942

Loans from China Construction Bank Zhongshan Branch, interest rate at 7.74% ( LIBOR+2%), due within 120 days, secured by accounts receivable held by a major customer	5,538,534	1,966,759

Loans from China Construction Bank Zhongshan Branch, interest rate at 2.49%, due through July 2, 2010, secured by accounts receivable held by a major customer	2,896,517	2,896,517

Loans from Industrial and Commercial Bank of China, interest rate at 7.74% (LIBOR+2%), due within 120 days, secured by the Company’s accounts receivables	4,881,082	3,194,680

Loans from Industrial and Commercial Bank of China, interest rate at 4.86%, due through June 24, 2010 ,secured by the Company’s accounts receivables	1,171,938	-

Loans from Industrial and Commercial Bank of China, interest rate at 4.86%, due through June 28, 2010 ,secured by the Company’s accounts receivables	1,464,922	-

Loans from Industrial and Commercial Bank of China, interest rate at 4.86%, due through July 1, 2010 secured by the Company’s accounts receivables	1,757,907	-

Loan from CITIC Bank, interest rate at 5.84%, payments due through September 10, 2010, guaranteed by Li Weiqiu, a related party	2,929,030	2,929,030

Loan from CITIC Bank, interest rate at 5.84%, payments due through June 9, 2010 guaranteed by Li Weiqiu, a related party	1,464,513	1,464,513

Total Short term bank loans	$22,201,385	$12,548,441

NOTE 9– LONG TERM BANK LOANS

The Long term bank loans are denominated in Chinese Renminbi and are presented in US dollars as follows:

	March 31, 2010	December 31, 2009
Loan from Industrial and Commercial Bank of China, interest rate at 5.40%, due on March 9, 2012, secured by the Company’s assets	$1,464,515	$1,464,515
Loan from Industrial and Commercial Back of China, interest rate at 5.40%, due on January 3, 2013, secured by the Company’s accounts receivables	1,465,330	-
Total Long term bank loans	$2,929,845	$1,464,515

NOTE 10 – NOTES PAYABLE

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

On February 7, 2008, the Company cancelled the Agreement with the Investors, and the amount of $6,575,000 that had been received by the Company has been reflected as a non-interest bearing Notes payable recorded under current liabilities and non-current liabilities at the end of December 31, 2009 and December 31, 2008, respectively. See NOTE 18 – SUBSEQUENT EVENTS

On October 1, 2008, the Company issued promissory notes (“Notes”) in the amount equivalent to the purchase price of approximately $39.4 million to the former shareholders of Asia Forever for the Company’s acquisition of Asia Forever. The net present value of these Notes payable at October 1, 2008, after a payment of $8 million, was $29,900,000 and the deferred finance cost of $1,505,147 was recorded based on the Company’s 5.3% borrowing rate, to be amortized using the effective interest rate method. The Notes bear no interest, and principal was to be repaid as follows: 25% of the purchase price ($9.9 million) was payable on or before December 31, 2008, with the remaining principal amount to be repaid in three equal semi-annual installments beginning on June 30, 2009.

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

On December 18, 2009, the Company executed an amendment to the Notes (the “Amended Note”) to defer the final installment of the payment of the Purchase Price due on June 30, 2010 under the Notes that the Shareholders received in the Company’s acquisition of Asia Forever.  Pursuant to the Amended Note, the Shareholders agreed that the Company could defer the payment $9.9 million that was originally due on June 30, 2010 to June 30, 2011.  On April 1, 2010, the former shareholders of Asia Forever agreed to convert $7,089,312 of final installment into the Company’s common stock at the conversion rate $3.50 per share in accordance to the Note Conversion Agreements as discussed in NOTE 18 - SUBSEQUENT EVENTS. After this conversion, the Company owes $2,779,109 to the former shareholders of Asia Forever which is due on June 30, 2011.

Notes payable consist of the following:

	March 31, 2010	December 31, 2009
Notes payable related to the fixed price standby equity distribution agreement	$6,575,000	$6,575,000
Notes payable related to acquisition of subsidiary	9,868,421	9,868,421
Total Notes Payable	16,443,421	16,443,421

Less: Current portion	(13,664,312)	(6,575,000)

Notes payable recorded under non-current liabilities	2,779,109	$9,868,421

Deferred interest expenses consist of the following:

	March 31, 2010	December 31, 2009
Deferred interest expenses, classified as Other Assets	$127,616	$255,230

NOTE 11 – DUE TO STOCKHOLDER

This Company owed $4,420,896 to a stockholder as of March 31, 2010.  This is unsecured and bears no interest. On April 1st, the Company entered into Note Conversion Agreement with the stockholder. The Note Conversion Agreement provides that $3,953,462 of the total amount be converted into Company’s common stock at the conversion rate of $3.50 as discussed in NOTE 18-SUBSEQUENT EVENTS.

As discussion in NOTE 8, various Bank loans made to the Company have been secured or guaranteed by the related party, Li Weiqiu, the founder of Well Profit and a current shareholder of the Company.

On May 14, 2009, The Company received a loan from a related party, Kinwai Cheung, a director and shareholder of the Company, with the interest rate 7.844% due on May 14, 2014. The Company pays the principal amount and interest of approximately $29,280 (RMB 200,000) per month. As of March 31, 2010, the amount due to Kinwai Cheung was $1,246,161, including the current portion $263,155 due within twelve months.

	March 31, 2010	December 31, 2009
Due to stockholder unsecured and no interest	$4,420,896	$3,979,971
Due to stockholder with interest of 7.844%	1,246,161	1,369,358
	5,667,057	5,349,329

Less: Current portion	(4,684,051)	(4,040,896)

Due to stockholder under non-current liabilities	$983,006	$1,308,433

The principal amounts due over the five succeeding years maturities are as follows:

Year
2010	$4,420,896
2011	268,209
2012	290,021
2013	313,606
2014	374,325
$5,667,057

NOTE 12 – SHIPPING AND HANDLING FEES AND COSTS

The Company does not charge its customers for shipping and handling.  The Company classifies shipping and handling costs as part of the Cost of sales, and these were $169,817 and $326,129 for the three month periods ended March 31, 2010 and 2009, respectively.

NOTE 13 – WARRANTY

The Company evaluates its exposure to warranty claims based on both current and historical product sales data and warranty costs incurred.  The Company assesses the adequacy of its recorded warranty liability annually and adjusts the amount as necessary.  As of March 31, 2010 the Company believed that it had no material warranty claims. The warranty liability would be included in accrued expenses in the accompanying balance sheet.

NOTE 14– INCOME TAXES

The Company is incorporated in the U.S. and is subject to U.S. tax law. No provisions for U.S. income taxes have been made as the Company has no taxable income for reporting periods. HSGI is incorporated in the British Virgin Islands (“BVI”) and, under the current laws of the BVI, is not subject to income taxes.

The Company is subject to the Income Tax Laws of PRC. All of the tax provisions for the three month period ended March 31, 2010 and 2009 pertain to PRC taxes. Effective on January 1, 2008, the PRC Enterprise Income Tax (“EIT”) Law, and Implementing Rules impose a unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises in China, unless they qualify under certain limited exception. Most of the Company’s operations units are subject to this tax.

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

During three months ended March 31, 2010 and March 31, 2009, the benefit that the Company received from this Tax Holiday was $210,274 and $71,503, respectively.
The reconciliations of the PRC statutory tax rate to the Company’s effective tax rate for the three months periods ended March 31of 2010 and 2009 are as follows:

	Three months ended March 31,
	2010	2009
PRC Statutory Tax rate	25%	25%
Tax Holiday	(3.6)%	(2.9)%
Tax Benefit from lower tax rate region (Hong Kong)	(2.6)%	-
Inability to record tax benefit on U.S. losses	1.5%	1.4%
Other	0.3%	2.0%
Effective Tax Rate	20.6%	25.5%

Due to the uncertainty surrounding the realization of the U.S. net operating losses in future tax returns, we continue to record a full valuation allowance against our otherwise recognizable U.S. net deferred tax assets as of March 31, 2010 and December 31, 2009.  These Net Operating Losses expire from 2027 to 2030.

Deferred Tax Assets consist of the following:

	As of March 31, 2010	As of December 31, 2009
Deferred Tax Asset – U.S. NOL’s	$706,375	$583,931
Valuation Allowance	(706,375)	(583,931)
Total Deferred Taxes	$0	$0

The accumulated net operating losses incurred in U.S. are as follows:

	As of March 31, 2010	As of December 31, 2009
Accumulated operating losses	$2,018,217	$1,668,375

NOTE 15 – SEGMENT REPORTING

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

During the first quarter of 2010, management conducted the annual review of the Company’s segment reporting and decided to revise the segments in order to be consistent with the Company’s updated business operation. The Company now has four new reportable segments:  (1) Barbeque Grills and Skateboards (2) Fans and Lightings, (3) Other Trading, (4) Corporate.

	Barbeque Grills & Skateboards		Fans & Lightings		Other Trading		Corporate		Total
	For the three months ended 3/31/10	For the three months ended 3/31/09	For the three months ended 3/31/10	For the three months ended 3/31/09	For the three months ended 3/31/10	For the three months ended 3/31/09	For the three months ended 3/31/10	For the three months ended 3/31/09	For the three months ended 3/31/10	For the three months ended 3/31/09
Net sales	$3,066,166	$6,240,229	$23,143,744	$7,981,956	$3,850,727	$1,206,929	$-	$-	$30,060,637	$15,429,114
Depreciation and amortization	$41,609	$175,681	$300,568	$217,411	$56	$35,393	$-	$-	$342,233	$428,485
Segment operational income (loss)	$484,277	$529,454	$4,670,090	$2,025,444	$607,387	$1,059	$(434,787)	$(198,156)	$5,326,967	$2,357,801
Total assets	11,925,336	40,657,000	70,091,528	67,588,202	8,241,306	-	11,380,190	11,295,845	101,638,360	119,541,047
Capital expenditures	$611	$24,389	$125,423	$18,442	$-	$-	$-	$-	$126,034	$18,442

NOTE 16– CONCENTRATIONS, RISK AND UNCERTAINTIES

The Company has the following concentrations of business with each customer constituting greater than 10% of the Company’s sales:

	Three months ended March 31,
	2010	2009
Zhongshan City Heng Bao Trading Co., Ltd	60%	66%
WaiYi (HK) Limited	24%	26%

The Company has the following concentrations of accounts receivable constituting greater than 10% of the Company’s accounts receivable as of year end:

	Three months ended March 31,
	2010	2009
Zhongshan City Heng Bao Trading Co., Ltd	65%	67%
WaiYi (HK) Limited	14%	29%

This concentration makes the Company vulnerable to a near-term severe impact should the relationships be terminated.

The Company has the following concentrations of business with each supplier constituting greater than 10% of the Company’s purchases:

	Three months ended March 31,
	2010	2009
Zhongshan City Oceanic International Company Limited	12%	13%
Hubei Xin Cheng Industry & Trade Company Limited	11%	12%

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

Year
2010	$576,843
2011	769,124
2012	666,849
2013	360,027
2014	60,005
$2,432,848

Rental expenses were $360,874 and $124,308 for the three months ended March 31, 2010 and 2009, respectively.

NOTE 18 – SUBSEQUENT EVENTS

For the quarter ended March 31, 2010, the Company has evaluated subsequent events for potential recognition and disclosure from April 1, 2010 through the date of filing the financial statements with the SEC.

On April 1, 2010, Home System Group entered into Note Conversion Agreements with five debt holders to convert the amounts owed to them by the Company totaling of $17,542,774 into 5,012,221 shares Company’s common stock at a conversion rate of $3.50 per share as set forth in detail below:

Note Holder	Principal Amount	Number of Shares Issued
Total Shine Group Limited (1)	$1,600,000	457,142
Victory High Investments Limited (1)	2,000,000	571,428
Think Big Trading Limited (1)	2,900,000	828,571
Simple (Hong Kong) Investment & Management (2)	3,953,462	1,129,559
Chen Xiaohong and Jiao Liming (3)	7,089,312	2,025,517
Total	$17,542,774	5,012,221

(1)	This pertains to a non-interest bearing note along with the Fixed Price Standby Equity Distribution Agreement as discussed in NOTE 10 – NOTES PAYABLE.
(2)	This is part of the amount of “DUE TO STOCKHOLDER” as discussed in NOTE 11.
(3)	This is part of the final installments of payment to Asia Forever former shareholders as discussed in NOTE 10 – NOTES PAYABLE.

The conversion rate $3.50 is lower than $3.86, which is the 30 trading days average price of the common stock at the time of the conversion, resulting in a loss of $1,822,762 that will be reflected in the Company’s the second quarter financials.

The number of total outstanding shares of Home System Group increased to 67,490,170 upon this issuance.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q, and in the Company’s December 31, 2009 Form 10-K.

Safe Harbor Regarding Forward-Looking Statements

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this Form 10-Q and in the December 31, 2009 Form 10-K . Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Overview

Home System Group is a Nevada holding company which has its operations based exclusively in China.  These operations are primarily engaged in the production of a variety of household appliances, including stainless steel gas grills and ovens, ceiling and table fans and decorative lightings. Our products are sold through distributors to retailers in America, Europe, Australia and Asia.

Results of Operations

All amounts, other than percentages, in U.S. dollars

	Three months ended		Increase (Decrease)	Percentage Increase (Decrease)
	March 31, 2010	March 31, 2009
Net sales	$30,060,637	$15,429,114	$14,631,523	94.8%
Costs of sales	(23,114,501)	(11,656,538)	(11,457,963)	98.3%
Gross profit	6,946,136	3,772,576	3,173,560	84.1%
General selling and administrative expenses	(1,619,169)	(1,414,775)	(204,394)	14.4%
Income from operations	5,326,967	2,357,801	2,969,166	125.9%
Other income	832,513	61,737	770,776	N/A
Interest expense, net	(376,759)	(370,388)	(6,371)	N/A
Income before taxes	5,782,721	2,049,150	3,733,571	182.2%
Income taxes	(1,194,044)	(522,625)	(671,419)	128.5%
Net income (loss)	$4,588,677	$1,526,525	$3,062,152	200.6%

Sales Revenue

Total consolidated sales for three months ended March 31, 2010 was $30,060,637, an increased of $14,631,523 as compared to $15,429,114 for three month period ended March 31, 2009, primarily driven by the higher sales of fans and lightings of $15,161,788 in the first quarter of 2010 over the comparable period of 2009 and higher revenue of $2,643,798 generated by international trading in 2010 over the comparable period last year. However, these increased sales were partially offset by a decrease of $3,174,063 in sales of barbeque grills and skateboards.

	Net revenue by Segment
	Three months ended March 31, 2010		Three months ended March 31, 2009
Segment		Percent of total		Percent of total
Fans & Lightings	$23,143,744	76.9%	$7,981,956	51.7%
Other Trading	3,850,727	12.9%	1,206,929	7.9%
Barbeque Grills & Skateboards	3,066,166	10.2%	6,240,229	40.4%
Total	$30,060,637	100%	$15,429,114	100%

Three months ended March 31, 2010 vs. 2009
Segment	Percent increase of net revenue
Fans & Lightings	189.9%
Other Trading	219%
Barbeque Grills & Skateboards	(50.9)%

The reasons for revenue for each segment are as follows:

Fans & Lightings – Fans and lightings became our major products since the acquisition of Weihe in late 2008 and due to their higher gross profit margins, the Company has redistributed resources and facilities to the of fans and lightings segments. As a result of Weihe’s strong stable sales network, the revenue of fans and lightings increased by $15,161,788 to $23,143,744 for three months ended March 31, 2010.

Other Trading – The revenue consists of the Company’s purchasing small home appliances from local manufacturers in China, and then exporting those goods to international buyers. In the first quarter of 2010, the revenue was $3,850,727, increased by $2,643,798 over the revenue of $1,206,929 in the first quarter of 2009 due to some large transactions in 2010.

Barbeque Grills & Skateboards – The revenue from this segment is from barbeque grills, skateboards and some other small home appliances accessories. In the first quarter of 2010, the Company recorded revenue of $499,611 from the sales of barbeque grills, a large decrease from $5,416,067 in the first quarter of 2009. This dramatic decrease was resulted from the general weakness of gas grills market and the change in Company’s strategy plan of allocating more production resources to the Fans and Lightings segments. Due to the financial issues at one of our major gas grills’ clients, the orders level decreased below levels that we feel are necessary to provide adequate profit margin. As a result, management decided to not accepting orders with low profit margin, to restructure our product composition and provide the resources to fans and lightings. The revenue of skateboards was strong with revenue of $2,316,913 for the three months ended March 31, 2010, an increase of $1,492,751 from the revenue of $824,162 in comparable period in 2009.

Costs of Sales and Gross Profit

	Three months ended March 31,
	2010		2009
		% of Sales Revenue		% of Sales Revenue
Cost of Sales	$23,114,501	76.9%	$11,656,538	75.6%
Gross Profit	$6,946,136	23.1%	$3,772,576	24.4%

The Company reported cost of sales of $23,114,501 for the three months ended March 31, 2010, an increase of $11,457,963 from the corresponding 2009 level.  This increase was primarily the result of the higher volume of Fans and Lightings sales and International trading activity, which resulted in increased cost of sales of $10,986,410 and $2,781,174 over the comparable period of 2009, respectively. This was offset by lower cost of sales of Barbeque Grills & Skateboards segment due to its lower revenue as discussed above. Cost of sales as a percentage of revenue for the three months ended March 31, 2009 decreased slightly compared to the prior fiscal three month period.

General Selling and Administrative Expenses

The Company’s general selling and administrative expenses increased by $204,394 for the three months ended March 31, 2010, as compared to level in 2009. This amount was higher primarily due to the higher payroll expense and utilities resulted from increased sales volume of manufactures as discussed above.

 Income from Operations

Income from operations increased by $2,969,166 for the three months ended March 31, 2010, as compared to three months ended March 31, 2009, largely due to the increased revenue and operating profit resulted from favorable performance in the sales of fans and lightings.

	Three months ended March 31, 2010		Three months ended March 31, 2009
Segment		Percent of Income		Percent of Income
Fans & Lightings	$4,670,090	87.6%	$2,025,444	85.9%
Other Trading	607,387	11.4%	1,059	N/A
Barbeque Grills & Skateboards	484,277	9%	529,454	22.5%
Corporate	(434,787)	(8)%	(198,156)	(8.4)%
Total	$5,326,967	100%	$2,357,801	100%

Income from Fans and Lightings increased $2,644,646 to $4,670,090, resulting from the higher revenue as discussed above.

Income from operation of Other Trading was $607,387 for three months ended March 31, 2010 increased by $606,328 over the corresponding 2009 level. This increase was due to the higher revenue as discussed above as well as 2010 had transactions which has higher profit margins.

Income from operation of Barbeque Grills and Skateboards was $484,277, decrease of $45,177 or 8.5% compared to the corresponding period 2009 level. The slightly decrease in percentage of income from operation primarily due to the lower revenue of $3,174,063 but higher profit margin of the orders that we received during the current three month period.

Other Income

Other income increased by $770,776 for the three months ended March 31, 2010 as compared the three months ended March 31, 2009, largely due to the gain on sales of excess raw materials consisting of stainless steel cold coil in the amount of $682,647.

Interest Expense, Net

Net interest expense was $376,759 in the first quarter of 2010, remaining consistent with the $370,388 recorded in the first quarter of 2009.

Net Income before Income Taxes

The Company reported net income before taxes of $5,782,721 for the three months ended March 31, 2010, representing an increase of $3,733,571 from the pre-tax income of $2,049,150 recorded during first quarter of 2009. This increase was primarily driven by the higher revenue resulting from manufacture of fans and lightings and other income, partially offset by the lower sales of barbeque grills as discussed above.

Taxes

The Company recorded a tax provision of $1,194,044, representing 20.6% of its pre-tax income.  This is an increase over the comparable period in 2009 tax provision of $522,625, or 25% of pre-tax income due to the $3,733,571 increase in the first quarter of 2010 pre-tax income, partially offset by the effect of the income of $607,082 from international business trading which was not subject to tax due to the tax policy in Hong Kong, where the sales were located, a transitional Tax Holiday benefit pertaining to the Company operations.

Net Income

As a result of the increased level of net income before taxes, the Company realized net income of $4,588,677 for the three months ended March 31, 2010, an increase of $3,062,152 from the prior year. This improvement reflects the increased revenue discussed above.

Liquidity and Capital Resources

As of December 31, 2009, cash and cash equivalents were $4,028,710 as compared to $3,985,782 as of December 31, 2008. The components of this increase of $42,928 are reflected below.

Cash Flow

	Three months ended March 31,
	2010	2009
Net cash provided (used) by operating activities	$(6,376,391)	$1,947,682
Net cash provided (used) by investing activities	(126,034)	714,078
Net cash provided by financing activities	6,543,474	8,134,996
Exchange rate effect on cash	1,879	(18,513)
Net cash inflow (outflow)	$42,928	$10,778,243

Net cash provided (used) by operating activities

Cash has historically been generated from operations and short-term borrowings. The negative cash flow from operating activities was principally attributed to the net income generated during the three months ended March 31, 2010, which was $4,588,677, and also the decrease of $6,722,298 in inventories. However, these benefits were more than offset by reduced levels of accounts payable and an increase of $13,937,622 of account receivables, the latter being the result of the higher revenue of $14,631,523 in the first quarter of 2010 over the comparable period in 2009.

Net cash provided (used) in investing activities

There were no significant needs for plant and facility expansion during the first three months of 2010 and thus only $126,034 of cash was used in investing activities for the three months then ended.

Net cash provided by financing activities

The Company financed the operational negative cash flow by obtaining $11,118,274 funding from net bank loans, partially offset by the increase of $4,892,528 in notes receivables.

We had a working capital deficit for March 31, 2010 of $2,327,694 as compared to $1,242,215 at December 31, 2009, reflecting the higher receivables of $13,935,764, offset by lower inventories of $6,722,619, the increased level of bank loans of $9,652,944, higher notes payable - current portion and the $7,089,312 of long term debt which has been reclassified to current liabilities as of March 31, 2010 due to the Notes conversion agreements signed on April 1, 2010.

On April 1, 2010, we converted debt totaling $17,542,774 into common shares at the conversion rate of $3.50. Upon this conversion, our current liabilities have been substantially decreased, yielding a positive working capital.

We believe that our available funds and cash flows generated from operations and short term borrowings will be sufficient to meet our anticipated ongoing operating needs for the next twelve months. However it is possible that the Company might need to raise additional capital if it decides to make one or more substantial acquisitions. There can be no guarantee that we will be able to obtain such funding, whether through the issuance of debt or equity, on terms satisfactory to management and our Board of Directors.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4T. Evaluation of Disclosure Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”), its principal executive officer, and Chief Financial Officer (“CFO”), its principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of March 31, 2010. Based on that evaluation, the CEO and CFO concluded that there had been substantial improvements of the Company’s disclosure controls and procedures and the manner in which information that is required to be disclosed in Exchange Act report is reported within the time period specified in the SEC’s rule and forms. CEO has concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control over Financial Reporting

In order to further enhance our disclosure and internal controls, the Company’s financial consultants assist management in evaluating complex accounting issues on an as-needed basis, and the implementation of systems to improve control and review procedures over all financial statement and account balances.

PART II – OTHER INFORMATION
Item 1.   Legal Proceedings.

None.

Item 1A.   Risk Factors.

Not Applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.  Other Information.

None.

Item 5.  Exhibits.

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

HOME SYSTEM GROUP

Date: May 17, 2010	By:	/s/ Lei Yu
Lei Yu
Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2010	By:	/s/ Jianming Xu
Jianming Xu
Chief Financial Officer (Principal Financial and Accounting Officer)