Form 10-Q
period 2010-06-30
Home System Group
filed 2010-08-16
CIK 1172319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2010
Common Stock, $0.001 par value per share	67,490,166 shares

HOME SYSTEM GROUP
FORM 10-Q
Quarterly Period Ended June 30, 2010

Except as otherwise required by the context, all references in this report to “we”, “us”, “our”, or “Company” refer to the consolidated operations of Home System Group, a Nevada corporation, and its wholly owned subsidiaries.

ACSB	Acquavella, Chiarelli, Shuster, Berkower & Co., LLP
517 Route One Iselin, New Jersey 08830 732.855.9600 Fax:732.855.9559 www.acsbco.com	C e r t i f i e d P u b l i c A c c o u n t a n t s a n d A d v i s o r s	One Penn Plaza, 36th Floor New York, NY 10019 212.867.1319

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors and Stockholders of
Home System Group and Subsidiaries

We have reviewed the accompanying consolidated balance sheet of Home System Group and Subsidiaries (the “Company”) at June 30, 2010, and the consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the six months ended June 30, 2010 and 2009.  These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data.  It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2009 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year then ended; and in our report dated March 18, 2010, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/S/ ACQUAVELLA, CHIARELLI, SHUSTER, BERKOWER & CO., LLP

Iselin, New Jersey
August 13, 2010

Item 1 Financial Statements

HOME SYSTEM GROUP AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,790,933	$3,985,782
Accounts receivable – trade, net of allowances	40,822,436	23,909,114
Notes receivable - short term	8,158,018	3,704,137
Deposits and advances	2,014,486	1,344,070
Inventories	11,225,256	18,304,015
Other assets	2,813,885	1,161,057
TOTAL CURRENT ASSETS	70,825,014	52,408,175
Notes receivable - long-term	98,310	236,334
Acquisition deposit	331,326	-
Property, plant and equipment – net	8,761,890	9,027,828
Intangible assets	1,581,877	1,751,567
Goodwill	25,025,292	25,025,292
TOTAL ASSETS	$106,623,709	$88,449,196

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable - trade	$16,842,284	$18,870,277
Bills payable	4,827,691	3,478,223
Accrued expenses and other payables	8,623,944	7,109,157
Short term banks loans	15,915,069	12,548,441
Income taxes and other taxes payable	2,501,028	1,028,403
Notes payable - current portion	2,779,109	6,575.000
Due to stockholder & related parties - current portion	2,947,713	4,040,896
TOTAL CURRENT LIABILITIES	54,436,838	53,650,390

NON-CURRENT LIABILITIES
Due to stockholder – long term portion	1,660,204	1,308,433
Long term bank loan	2,929,845	1,464,515
Notes payable - long term portion	-	9,868,421
TOTAL LIABILITIES	59,026,887	66,291,759

STOCKHOLDERS' EQUITY
COMMON STOCK - $0.001 par value; 200,000,000 shares
authorized, 67,490,166 and 62,477,949 shares issued and outstanding
at June 30, 2010 and December 31, 2009, respectively	67,490	62,478
Additional paid-in capital	25,942,241	6,581,717
Statutory reserve	681,914	681,914
Retained earnings	18,890,758	12,891,560
Other comprehensive income	2,014,419	1,939,768
TOTAL STOCKHOLDERS' EQUITY	47,596,822	22,157,437
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$106,623,709	$88,449,196

The accompanying notes are an integral part of these financial statements.

HOME SYSTEM GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE & SIX MONTHS ENDED JUNE 30, 2010 AND 2009
 (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net Sales	$27,260,274	$20,537,169	$57,320,911	$35,966,283
Cost of Sales	(20,935,778)	(16,499,881)	(44,050,279)	(28,156,419)
GROSS PROFIT	6,324,496	4,037,188	13,270,632	7,809,864

GENERAL, SELLING AND ADMINISTRATIVE EXPENSES	(1,840,431)	(1,548,697)	(3,459,600)	(2,963,472)

INCOME FROM OPERATIONS	4,484,065	2,488,591	9,811,032	4,846,392

OTHER (EXPENSE) INCOME
Loss on debt conversion	(1,747,762)	-	(1,747,762)	-
Other income	4,459	173,020	836,972	234,755
Interest expenses, net	(385,403)	(703,114)	(762,162)	(1,073,502)
	(2,128,706)	(530,094)	(1,672,952)	(838,747)

INCOME BEFORE INCOME TAXES	2,355,359	1,958,497	8,138,080	4,007,645

INCOME TAXES	(944,838)	(512,930)	(2,138,882)	(1,035,555)

NET INCOME	$1,410,521	$1,445,567	$5,999,198	$2,972,090

Basic & Diluted Weighted Average Shares	67,490,166	62,477,949	64,997,903	62,477,949
Basic & Diluted Earnings per Share	$0.02	$0.02	$0.09	$0.05

COMPREHENSIVE INCOME
Net Income	$1,410,521	$1,445,567	$5,999,198	$2,972,090
Foreign currency translation adjustment	72,122	28,074	74,651	(27,555)

COMPREHENSIVE INCOME	$1,482,643	$1,473,641	$6,073,849	$2,944,535

The accompanying notes are an integral part of these financial statement s.

HOME SYSTEM GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR SIX MONTHS ENDED JUNE 30, 2010 AND YEAR ENDED DECEMBER 31, 2009

	Number of Shares of			Notes Receivable		Other
	Common Stock	Common Stock	Paid-in Capital	For Stock Issuance	Statutory Reserve	Comprehensive Income	Retained Earnings	Total
BALANCE AT DECEMBER 31, 2008	62,477,949	$62,478	$6,581,717	$(900,000)	$29,616	$1,852,462	$4, 217, 826	$11,844,099

Foreign currency translation adjustment	-	-	-	-	-	87,306	-	87,306

Net income for 2009	-	-	-	-		-	9,326,032	9,326,032

Satisfaction of subscription	-	-	-	900,000	-	-	-	900,000

Appropriation to statutory reserve fund	-	-	-	-	652,298	-	(652,298)	-

BALANCE AT DECEMBER 31, 2009	62,477,949	62,478	6,581,717	-	681,914	1,939,768	12,891,560	22,157,437

Foreign currency translation adjustment	-	-	-	-	-	74,651	-	74,651

Net income for six months ended June 30, 2010	-	-	-	-	-		5,999,198	5,999,198

Effect of the conversion of Debt to Equity	5,012,217	5,012	19,360,524	-	-	-	-	19,365,536

BALANCE AT JUNE 30, 2010	67,490,166	$67,490	$25,942,241	$-	$681,914	$2,014,419	$18,890,758	$47,596,822

The accompanying notes are an integral part of these financial statements.

HOME SYSTEM GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income	$5,999,198	$2,972,090
Adjustments to reconcile net income
to net cash used in operating activities:
Loss on debt conversion	1,747,762	-
Depreciation	503,020	556,124
Amortization of intangible assets	169,690	184,724
Deferred finance costs amortized	255,231	746,058
Change in assets and liabilities
(Increase) decrease in assets:
Accounts receivable	(16,785,508)	5,112,785
Deposits and advances	(1,013,587)	-
Inventories	7,136,316	(2,832,731)
Other assets	(1,539,451)	(635,271)
Increase (decrease) in liabilities:
Accounts payable	(2,118,898)	(6,086,138)
Bills payable	1,322,399	(1,820,459)
Accrued expenses and other payables	1,464,026	(773,188)
Income taxes payable and other taxes	1,458,201	(519,003)
Net cash provided by Operating Activities	(1,401,601)	(3,095,009)

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures	(237,082)	(22,092)
Acquisition deposit	(331,326)	-
Net cash used in Investing Activities	(568,408)	(22,092)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Proceeds of bank loans	25,372,866	18,514,394
Repayments of bank loans	(20,540,908)	(8,396,848)
Increase in notes receivable	(4,272,890)	-
Proceeds from notes payable	-	1,515,628
Repayments of notes payable	-	(4,680,132)
Restricted cash	-	1,065,288
Due to stockholder & related parties	3,212,050	1,191,667
Net cash provided by Financing Activities	3,771,118	9,209,997
Exchange rate effect on cash	4,042	25,955
Net increase in cash	1,805,151	6,118,851
Cash - begin of period	3,985,782	1,609,540
Cash - end of period	$5,790,933	$7,728,391

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$458,447	$1,083,568
Income taxes	$2,085,623	$1,244,594

Non Cash Transactions:
Debt converted to Equity	$17,542,774	$-

The accompanying notes are an integral part of these financial statements

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Home System Group (“HSG” or the “Company”) (formerly named Supreme Realty Investments, Inc. (“Supreme”)) is incorporated in the State of Nevada.   The Company has three operating subsidiaries as of June 30, 2010.

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

NOTE 2 – BASIS OF PREPARATION AND CONSOLIDATION

The accompanying financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America. The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements reflect the adjustments considered necessary for a fair presentation of the Company’s results as of June 30, 2010 and June 30, 2009, and for the periods then ended.

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

Diluted earnings per share is based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock options are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. As of June 30, 2010 and June 30, 2009, there were no dilutive instruments that were included in the computation of the Company’s earnings per share for the periods the ended.

Cash and cash equivalents

Cash and cash equivalents include cash on hand, cash accounts, interest bearing savings accounts and time certificates of deposit with a maturity of three months or less when purchased.

Accounts receivable - trade

Accounts receivable - trade is stated net of allowance for doubtful accounts.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded primarily on a specific identification basis.  The bad debt allowance was $16,182 and $16,182 as of June 30, 2010 and December 31, 2009, respectively.

Inventory

Inventory is stated at the lower of cost or market value. Raw material cost is determined by the weighted average method.  The cost of work-in-progress and finished goods inventories consist of raw materials, direct labor and overhead associated with the manufacturing process. Most of our inventory consists of raw materials such as stainless steel plate, metal plate or plastics.

Property, plant and equipment

The Company accounts for property, plant and equipment in accordance with the FASB ASC Topic 360, “Property, plant and equipment”. Property, plant and equipment is stated at cost including the cost of improvements.  Maintenance and repairs are charged to expense as incurred.  Assets under construction are not depreciated until construction is completed and the assets are ready for their intended use. Depreciation and amortization are provided on the straight-line method based on the estimated useful lives of the assets

Goodwill

Goodwill represents the cost of a business acquisition over the fair value of the net identified assets acquired.  In accordance with GAAP, indefinite-life identifiable intangible assets and goodwill are not amortized. GAAP requires that an annual impairment test of our goodwill be performed. Goodwill impairment is determined using a two-step process.  The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit, which we define as our business segments, with its net book value or carrying amount including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.  The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. As of June 30, 2010 and 2009, no impairment of goodwill was identified.

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

Income taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Income Taxes”, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using the tax rates presently in effect.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  Income taxes are provided on an asset and liability approach for financial accounting and reporting of income taxes.  Current tax is based on the profit or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purposes and is calculated using tax rates that have been enacted or substantively enacted at the balance sheet date. There were no deferred tax assets and liabilities as of June 30, 2010 or December 31, 2009 as there were no differences between the financial statement and the tax base of the Company’s assets or liabilities.

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

Long-lived assets are considered held for sale when certain criteria are met, including: management’s commitment to a plan to sell the asset, the asset is available for sale in its immediate condition, and the sale is probable within one year of the reporting date. Assets held for sale are reported at the lower of cost or fair value less costs to sell. There was no impairment of Long-lived assets at June 30, 2010 and December 31, 2009.

Foreign currency translation

The Company operations are based in the PRC with its currency, the Renminbi (“RMB”), as the functional currency. In consolidation, the Company’s accounts are translated from RMB into US dollars in accordance with FASB ASC Topic 830, “Foreign currency matters”.  Accordingly, all assets and liabilities are translated at the exchange rates prevailing at the balance sheet dates and all income and expense items are translated at the average rates for each of the periods.

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

All foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange. The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC. Translation of amounts from RMB into US dollars has been made at the following exchange rates:

For the period ended June 30, 2010:
Balance sheet	RMB 6.79 to US$ 1.00
Statement of operations	RMB 6.81 to US$ 1.00

For the period ended June 30, 2009:
Balance sheet	RMB 6.83 to US$ 1.00
Statement of operations	RMB 6.83 to US$ 1.00

For the period ended December 31, 2009:
Balance sheet	RMB 6.83 to US$ 1.00

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

Reclassifications

Certain items have been reclassified in the accompanying consolidated Financial Statements and Notes for prior periods to be comparable with the classification for the period ended June 30, 2010. The reclassification had no effect on previously reported Net income.

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

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 4 - NOTES RECEIVABLE

The Company has an arrangement with Oceanic International (Zhongshan) Company Limited (“Zhongshan”), a Chinese company that is a supplier of raw material to Home System, whereby both companies have agreed to jointly obtain financing from certain financial institutions. Under this arrangement, the Company enters into a loan agreement with the financial institution, in which Home System, Zhongshan and the financial institutions agree that certain assets of both companies will be used as collateral to secure the loan.  These assets consist of Home System’s receivables and certain property and buildings of Zhongshan. Once the Company receives the funding, it then enters into an agreement with the Zhongshan under which a portion of the funds the Company receives from the financial institution is provided by the Company to Zhongshan, and is evidenced by a note from Zhongshan payable to Home System.  These notes are classified as Notes receivable and include interest and maturity dates that coincide with the underlying financing agreements. As of June 30, 2010 and December 31, 2009, these Notes receivable amounted to $8,256,328 and $3,940,471, respectively, with interest rates that ranged from 2.49% to 7.74%, and include maturities of less than one year, and more than one year. The related bank loans are from China Construction Bank Zhongshan Branch and Industrial and Commercial Bank of China amounted to $14,336,992 and $9,522,471 as of June 30, 2010 and December 31, 2009, respectively, and are discussed in NOTE 8 and NOTE 9.

As the Company’s bank loans are directly related to its agreement with Zhongshan, the Notes receivables from Zhongshan resulting from these loans are treated as a component of the Company's financing activities in the Statements of Cash Flow.

NOTE 5– INVENTORIES

Inventories consisted of the following:

	June 30, 2010	December 31, 2009
Raw materials	$6,557,882	$14,167,853
Work in process	3,740,453	3,548,298
Finished goods	926,921	587,864
Total	$11,225,256	$18,304,015

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	Useful Life	June 30, 2010	December 31, 2009
Plant and machinery	5 to 10 years	$10,427,115	$10,336,935
Buildings	20 years	312,028	312,028
Furniture, fixtures and equipment	5 to 10 years	203,198	200,622
Motor vehicles	8 to 10 years	156,731	12,405
Total		11,099,072	10,861,990
Less: accumulated depreciation		(2,337,182)	(1,834,162)
Net book value		$8,761,890	$9,027,828

During the three and six month periods ended June 30, 2010 and 2009, depreciation was recorded as follows,

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Cost of sales	$236,123	$213,948	$485,562	$465,693
General, selling & administrative expenses	9,509	5,963	17,458	90,431
	$245,632	$219,911	$503,020	$556,124

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 7 – INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	June 30, 2010	December 31, 2009
Customer relationships	$2,030,000	$2,030,000
Brand name	145,792	145,792
Sub-total	2,175,792	2,175,792
Less: accumulated amortization	(593,915)	(424,225)
Total Intangible assets, net	$1,581,877	$1,751,567

During the three month periods ended June 30, 2010 and 2009, amortization expenses of intangible assets amounted to $84,845 and $84,845, respectively.

During the six month periods ended June 30, 2010 and 2009, amortization expenses of intangible assets amounted to $169,690 and $169,690, respectively.

The intangible assets are carried at cost and are amortized over the expected useful lives. Customer relationships are being amortized over its expected useful life of six years. Brand name is being amortized over its expected useful life of 10 years.

The estimated aggregate amortization expenses for the brand name and customer relationships for the five succeeding years are as follows:

Year
2010	$339,380
2011	$339,380
2012	$339,380
2013	$339,380
2014 and thereafter	$224,357

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 8– SHORT TERM BANK LOANS

The short term bank loans, denominated in Chinese Renminbi, are as follows:

	June 30, 2010	December 31, 2009
Loan from Standard Chartered Bank, interest rate at 7.74% (LIBOR+2%), due within 120 days, secured by accounts receivable held by a major customer	$97,474	$96,942

Loan from China Construction Bank Zhongshan Branch, interest rate at 7.74% ( LIBOR+2%), due within 120 days, secured by accounts receivable held by a major customer	5,638,728	1,966,759

Loans from China Construction Bank Zhongshan Branch, interest rate at 2.49%, due through July 2, 2010, secured by accounts receivable held by a major customer	2,912,427	2,896,517

Loans from Industrial and Commercial Bank of China, interest rate at 7.74% (LIBOR+2%), due within 120 days, secured by the Company’s accounts receivables	2,554,251	3,194,680

Loans from Industrial and Commercial Bank of China, interest rate at 4.86%, due through July 1, 2010, secured by the Company’s accounts receivables	1,767,071	-

Loan from CITIC Bank, interest rate at 5.84%, payments due through September 10, 2010, guaranteed by Li Weiqiu, a related party	2,945,118	2,929,030

Loan from CITIC Bank, interest rate at 5.84%, payments due through June 9, 2010, guaranteed by Li Weiqiu, a related party	-	1,464,513

Total Short term bank loans	$15,915,069	$12,548,441

Loans are from China Construction Bank Zhongshan Branch and Industrial and Commercial Bank of China are also collateralized by certain assets of Oceanic International (Zhongshan) Company Limited as discussed in Note 4.

NOTE 9– LONG TERM BANK LOANS

The Long term bank loans, denominated in Chinese Renminbi, are as follows:

	June 30, 2010	December 31, 2009
Loan from Industrial and Commercial Bank of China, interest rate at 5.40%, due on March 9, 2012, secured by the Company’s assets	$1,464,515	$1,464,515
Loan from Industrial and Commercial Back of China, interest rate at 5.40%, due on January 3, 2013, secured by the Company’s accounts receivables	1,465,330	-
Total Long term bank loans	$2,929,845	$1,464,515

These long term loans are also collateralized by certain assets of Oceanic International (Zhongshan) Company Limited as discussed in Note 4.

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 10 – NOTES PAYABLE

On May 23, 2007, the Company entered into a Fixed Price Standby Equity Distribution Agreement (the “Agreement”) with four investors (the “Investors”) who were related parties.  Pursuant to the Agreement, the Company could, at its discretion, periodically sell to the Investors up to 10 million shares of the Company’s common stock for a total purchase price of up to $40 million (a per share purchase price of $4.00 per share). The Investors paid 16.5% of the purchase price to the Company. Also, the Investors were to deliver to the Company an executed promissory note for the payment of the remaining 83.5% of the remaining commitment under this Agreement.

On February 7, 2008, the Company cancelled the Agreement with the Investors, and the amount of $6,500,000 that had been received by the Company was then reflected as a non-interest bearing Notes payable recorded under current liabilities and non-current liabilities at the end of December 31, 2009 and December 31, 2008, respectively. On April 1, 2010, the Investors and the Company entered into Note Conversion Agreements, in which the Investor agreed to convert the amount of $6,500,000 into 1,857,141 shares of the Company’s common stock at a conversion rate of $3.50 per share as set forth in detail below:

Note Holder	Principal Amount	Number of Shares Issued
Total Shine Group Limited	$1,600,000	457,142
Victory High Investments Limited	2,000,000	571,428
Think Big Trading Limited	2,900,000	828,571

Upon this conversion, the non-interesting bearing Notes payable has been canceled, resulting a $675,375 loss on debt conversion recorded in six months ended June 30, 2010 as the conversion rate of $3.50 per share is lower than $3.86, which was the average price of the common stock  over the 30 trading days prior to the time of the conversion.

On October 1, 2008, the Company issued promissory notes (“Notes”) in the amount equivalent to the purchase price of approximately $39.4 million to the former shareholders of Asia Forever for the Company’s acquisition of Asia Forever. The net present value of these Notes payable at October 1, 2008, after a payment of $8 million, was $29,900,000 and the deferred finance cost of $1,505,147 was recorded based on the Company’s 5.3% borrowing rate, to be amortized using the effective interest rate method. The Notes bear no interest, and principal was to be repaid as follows: 25% of the purchase price (approximately $9.87 million) was payable on or before December 31, 2008, with the remaining principal amount to be repaid in three equal semi-annual installments beginning on June 30, 2009.

On June 30, 2009, the Company entered into a Supplement Agreement to the Notes (“Supplement Agreement”) with the former shareholders of Asia Forever which amended the payment terms as set forth in the original promissory notes. Pursuant to the Supplement Agreement, the cash payments of  $1.8 million, which was past due from December 31, 2008, and $9.87 million which was due on June 30, 2009 were to be satisfied in total by: (i) $4.4 million in cash which was paid by the Company as of June 30, 2009; (ii) $1,464,000 in cash to be paid by the Company in two equal installments of $732,000 by July 31, 2009 and December 31, 2009; (iii) the transfer of buildings held by the Company including offices and production facilities totaling 41,067 square meters and the related land use rights, together valued at $6.1 million (the “Fixed Assets”). Such revised payment terms when fully completed would satisfy all payments due under the Notes for the December 31, 2008 and June 30, 2009 installments. The cash payments were made and on September 18, 2009, the Company completed the transfer of the Fixed Assets to former shareholders of Asia Forever.

On December 18, 2009, the Company executed an amendment to the Notes (the “Amended Note”), the former shareholder of Asia Forever agreed that the Company could defer the payment $9.87 million payment originally due on June 30, 2010 to June 30, 2011.  On April 1, 2010, the former shareholders of Asia Forever agreed to convert $7,089,312 of this final installment into the Company’s common stock at the conversion rate of $3.50 per share. After this conversion, the Company owes $2,779,109 to the former shareholders of Asia Forever which is due on June 30, 2011 and this transaction resulted in an loss on debt conversion of $736,607 in six months ended June 30, 2010 as the conversion rate was lower than $3.86, the average price of the common stock over the 30 trading days prior to the time of the conversion.

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Notes payable consisted of the following:

	June 30, 2010	December 31, 2009
Notes payable related to the fixed price standby equity distribution agreement	$-	$6,575,000
Notes payable related to acquisition of subsidiary	2,779,109	9,868,421
Total Notes Payable	2,779,109	16,443,421
Less: Current portion	(2,779,109)	(6,575,000)
Notes payable – long term portion	$-	$9,868,421

Deferred interest expenses consist of the following:

	June 30, 2010	December 31, 2009
Deferred interest expenses, classified as Other Assets	$-	$255,230

NOTE 11 – DUE TO STOCKHOLDER & RELATED PARTIES

During the six months ended June 30, 2010, the Company received loans totally $1,323,343 from a stockholder. This was unsecured and did not bear interest. On April 1st, 2010, the Company entered into Note Conversion Agreement with the stockholder. The Note Conversion Agreement provides that $3,953,462 of the total amount be converted into Company’s common stock at the conversion rate of $3.50 per share. This transaction resulted in a loss on debt conversion of $410,780 in the six months ended June 30, 2010 as the conversion rate was lower than $3.86, the average price of the common stock over the 30 trading days prior to the time of the conversion. The Company owed $1,349,852 and $3,979,971 to the stockholder as of June 30, 2010 and December 31, 2009, respectively.

In May, 2010, the Company received loans $666,667 and $666,667 from related parties, Li Weiqiu and Cheung Kinwa, respectively. These were unsecured and did not bear interest.

As discussion in NOTE 9, various Bank loans made to the Company have been secured or guaranteed by the related party, Li Weiqiu, the founder of Well Profit and a current shareholder of the Company.

On May 14, 2009, the Company received a loan from a related party, Cheung Kinwai, a director and shareholder of the Company, with the interest rate 7.844% due on May 14, 2014. The Company pays the principal amount and interest of approximately $29,280 (RMB 200,000) per month. As of June 30, 2010, the amount due to Cheung Kinwai was $1,188,452, with the current portion $264,527 due within twelve months.

On June 9, 2010, the Company received a loan from a related party, Li Weiqiu, the Chairman of Board of Directors of the Company, with floating interest rate 120% of the benchmark lending rate set by The People’s Bank of China. The Company pays the interest of approximately $4,124 per month and the principal will be paid off on the loan maturity date, ie June 9, 2015.  As of June 30, 2010, the amount due to Li Weiqiu was $736,279.

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

	June 30, 2010	December 31, 2009
Due to a stockholder, unsecured and no interest	$1,349,852	$3,979,971
Due to a related party - Cheung Kinwan	666,667	-
Due to a related party - Li Weiqiu	666,667	-
Due to a related party - Cheung Kinwai with interest of 7.844%	1,188,452	1,369,358
Due to a related party - Li Weiqiu with floating interest rate	736,279	-
	4,607,917	5,349,329

Less: Current portion	(2,947,713)	(4,040,896)

Due to stockholder & related parties under non-current liabilities	$1,660,204	$1,308,433

The principal amounts due over the five succeeding years maturities are as follows:

Year
2010	$2,947,713
2011	291,296
2012	314,986
2013	311,192
2014 and thereafter	742,730
$4,607,917

NOTE 12 – SHIPPING AND HANDLING FEES AND COSTS

The Company does not charge its customers for shipping and handling.  The Company classifies shipping and handling costs as part of the selling expenses, and these were $489,401 and $367,971 for the three month periods ended June 30, 2010 and 2009, respectively, and $1,103,619 and $694,100 for the six month periods ended June 30, 2010 and 2009, respectively.

NOTE 13 – WARRANTY

The Company evaluates its exposure to warranty claims based on both current and historical product sales data and warranty costs incurred.  The Company assesses its warranty liability annually and adjusts the amount as necessary.  As of June 30, 2010 the Company believed that it had no material warranty claims. The warranty liability would be included in accrued expenses in the accompanying balance sheet.

NOTE 14– INCOME TAXES

The Company is incorporated in the U.S. and is subject to U.S. tax law. No provisions for U.S. income taxes have been made as the Company has no taxable income for reporting periods. HSGI is incorporated in the British Virgin Islands (“BVI”) and, under the current laws of the BVI, is not subject to income taxes.

The Company’s operations in China are subject to the income tax laws of PRC. All of the tax provisions for the three and six month periods ended June 30, 2010 and 2009 pertain to PRC taxes. Effective on January 1, 2008, the PRC Enterprise Income Tax (“EIT”) Law, and Implementing Rules impose a unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises in China, unless they qualify under certain limited exception. Most of the Company’s operations units are subject to this tax.

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

The Company’s subsidiary, Well Profit, has been classified as a foreign venture enterprise within the PRC and thus is entitled to, starting from the first profitable year, a two-year exemption from the EIT followed by a three-year 50% reduction in its EIT tax rate (“Tax Holiday”). As such, after the application by Well Profit and approval by the relevant tax authority in 2007, Well Profit was fully exempted from EIT for the fiscal years 2007 and 2008.  For the following three fiscal years from 2009 to 2011, Well Profit will be subject to enterprise income tax at rate of 12.5%.

During three month periods ended June 30, 2010 and June 30, 2009, the benefit that the Company received from this Tax Holiday was $220,847 and $60,420, respectively. During six month periods ended June 30, 2010 and June 30, 2009, the benefit that the Company received from this Tax Holiday was $431,121 and $656,163, respectively.

The reconciliations of the PRC statutory tax rate to the Company’s effective tax rate for the six month periods ended June 30 of 2010 and 2009 are as follows:

	Six months ended June 30,
	2010	2009
PRC Statutory Tax rate	25%	25%
Tax Holiday	(5.2)%	(4.8)%
Tax Benefit in lower tax rate region (Hong Kong)	(1.9)%	n/m
Inability to record tax benefit on U.S. losses	1.6%	1.3%
Inability to record tax benefit on Debt conversion loss	5.4%	-
Other	1.6%	4.3%
Effective Tax Rate	26.5%	25.8%

Due to the uncertainty surrounding the realization of the U.S. net operating losses (“NOL’s”) in future tax returns, the Company continued to record a full valuation allowance against our otherwise recognizable U.S. net deferred tax assets as of June 30, 2010 and December 31, 2009. These net operating losses expire from 2027 to 2030.

Deferred Tax Assets consist of the following:

	As of June 30, 2010	As of December 31, 2009
Deferred Tax Asset – U.S. NOL’s	$717,100	$583,931
Less: Valuation Allowance	(717,100)	(583,931)
Total Deferred Taxes	$0	$0

The accumulated net operating losses incurred in U.S. are as follows:

	As of June 30, 2010	As of December 31, 2009
Accumulated operating losses	$2,201,054	$1,668,375

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

During the first quarter of 2010, management conducted the annual review of the Company’s segment reporting and decided to revise the segments in order to be consistent with the Company’s updated business operation. The Company now has four reportable segments:  (1) Barbeque grills and Skateboards (2) Fans and Lightings, (3) Other trading, (4) Corporate.

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Segment Results for the Three Months Ended June 30, 2010 and 2009

	Barbeque grills & Skateboards		Fans & Lightings		Other Trading		Corporate		Total
	For the three months ended		For the three months ended		For the three months ended		For the three months ended		For the three months ended
	6/30/10	6/30/09	6/30/10	6/30/09	6/30/10	6/30/09	6/30/10	6/30/09	6/30/10	6/30/09
Net sales	$3,926,028	$8,699,194	$23,219,747	$12,171,681	$114,499	$(333,706)	$-	$-	$27,260,274	$20,537,169
Depreciation and amortization	$46,103	$138,174	$284,374	$205,987	$-	$(17,048)	$-	$-	$330,477	$327,113
Segment operational income (loss)	$598,354	$1,511,363	$4,154,690	$1,309,691	$(969)	$143,447	$(268,010)	$(475,910)	$4,484,065	$2,488,591
Total assets	1,732,692	(3,965,415)	7,177,070	(18,090,381)	(2,744,967)	1,901,868	(1,179,446)	3,500,408	4,985,349	(16,410,731)
Capital expenditures	$826	$3,113	$110,222	$-	$-	$537	$-	$-	$111,048	$3,650

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Segment Results for the Six Months Ended June 30, 2010 and 2009

	Barbeque grills & Skateboards		Fans & Lightings		Other Trading		Corporate		Total
	For the six months ended		For the six months ended		For the six months ended		For the six months ended		For the six months ended
	6/30/10	6/30/09	6/30/10	6/30/09	6/30/10	6/30/09	6/30/10	6/30/09	6/30/10	6/30/09
Net sales	$6,992,194	$14,939,423	$46,363,491	$20,153,637	$3,965,226	$873,223	$-	$-	$57,320,911	$35,966,283
Depreciation and amortization	$87,712	$313,855	$584,942	$423,398	$56	$18,345	$-	$-	$672,710	$755,598
Segment operational income (loss)	$1,082,631	$2,040,817	$8,824,780	$3,335,135	$606,418	$144,506	$(702,797)	$(674,066)	$9,811,032	$4,846,392
Total assets	13,658,028	32,537,855	77,268,598	43,894,340	5,496,339	1,901,868	10,200,744	24,796,253	106,623,709	103,130,316
Capital expenditures	$1,437	$9,176	$235,645	$12,379	$-	$537	$-	$-	$237,082	$22,092

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 16– CONCENTRATIONS, RISK AND UNCERTAINTIES

The Company has the following concentrations of business with each customer constituting greater than 10% of the Company’s sales:

	Six months ended June 30,
	2010	2009
Zhongshan City Heng Bao Trading Co., Ltd.	57%	60%
WaiYi (HK) Limited	32%	39%

The Company has the following concentrations of accounts receivable constituting greater than 10% of the Company’s accounts receivable:

	As of June 30,
	2010	2009
Zhongshan City Heng Bao Trading Co., Ltd.	81%	80%

This concentration makes the Company vulnerable to a near-term severe impact should the relationships be impaired or terminated.

The Company has the following concentrations of business with each supplier constituting greater than 10% of the Company’s purchases:

	Six months ended June 30,
	2010	2009
Oceanic International (Zhongshan) Company Ltd.	34%	55%

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

Year
2010	$668,647
2011	926,937
2012	516,578
2013	516,578
2014 and thereafter	1,033,156
$3,661,896

Rental expenses were $181,752 and $139,702 for the three months ended June 30, 2010 and 2009, respectively. Rental expenses were $363,504 and $295,037 for the six months ended June 30, 2010 and 2009, respectively.

NOTE 18 – PENDING ACQUISITION

On May 31, 2010, the Company, through its wholly-owned subsidiary - Weihe, entered into an Equity Ownership Transfer Agreement (the “Acquisition Agreement”) with Zhongshan Sanfan Electrical Appliance Co., Ltd. (“Sanfan”) and all the shareholders of Sanfan (the “Sellers”), pursuant to which the Company has agreed to acquire and Sellers have agreed to sell 90% of the Sellers’ equity interest in Sanfan for cash consideration of approximately $12,000,000. The Company expects to close on the acquisition in the third quarter of 2010.  As of August 12, 2010, the Company totally paid $1,800,000 to the shareholders of Sanfan.

NOTE 19 – SUBSEQUENT EVENT

For the quarter ended June 30, 2010, the Company has evaluated subsequent events for potential recognition and disclosure from July 1, 2010 through the date of filing the financial statements with the SEC.

On July 15, 2010, the Company, through its wholly-owned subsidiaries, Weihe and Asia Forever, entered into an Equity Ownership Transfer Agreement (the “Acquisition Agreement”) with Jiangmen City Jinxinglong Electrical Appliance Co., Ltd. (“Jinxinglong”) and all the shareholders of Jinxinglong (the “Sellers”), pursuant to which Wehei and Asia Forever have agreed to acquire and Sellers have agreed to sell 100% of the Sellers’ equity interest in Jinxinglong.

Pursuant to the terms of the Acquisition Agreement, Weihe and Asia Forever will acquire, for cash consideration of $15,000,000, 70% and 30%, respectively, of all outstanding equity interest in Jinxinglong.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q, and in the Company’s December 31, 2009 Form 10-K.

Safe Harbor Regarding Forward-Looking Statements

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this Form 10-Q and in the December 31, 2009 Form 10-K. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Overview

Home System Group is a Nevada holding company which has its operations based exclusively in China.  These operations are primarily engaged in the production of a variety of household appliances, including ceiling and table fans and decorative lightings, skateboards, trading and stainless steel gas grills and ovens and trading. Our products are primarily sold through distributors to retailers in America, Europe, Australia and Asia.

Results of Operation

All amounts, other than percentages, in U.S. dollars

	Three months ended		Increase (Decrease)	Percentage Increase (Decrease)
	June 30, 2010	June 30, 2009
Net sales	$27,260,274	$20,537,169	$6,723,105	32.7%
Costs of sales	(20,935,778)	(16,499,881)	4,435,897	26.9%
Gross profit	6,324,496	4,037,188	2,287,308	56.7%
General, selling and administrative expenses	(1,840,431)	(1,548,697)	291,734	18.8%
Income from operations	4,484,065	2,488,591	1,995,474	80.2%
Other income	4,459	173,020	(168,561)	n/m
Loss on debt conversion	(1,747,762)	-	(1,747,762)	n/m
Interest expense, net	(385,403)	(703,114)	(317,711)	(45.2)%
Income before taxes	2,355,359	1,958,497	396,862	20.3%
Income taxes	(944,838)	(512,930)	431,908	84.2%
Net income	$1,410,521	$1,445,567	$(35,046)	(2.4)%

	Six months ended		Increase (Decrease)	Percentage Increase (Decrease)
	June 30, 2010	June 30, 2009
Net sales	$57,320,911	$35,966,283	$21,354,628	59.4%
Costs of sales	(44,050,279)	(28,156,419)	15,893,860	56.5%
Gross profit	13,270,632	7,809,864	5,460,768	69.9%
General, selling and administrative expenses	(3,459,600)	(2,963,472)	496,128	16.7%
Income from operations	9,811,032	4,846,392	4,964,640	102.4%
Other income	836,972	234,755	602,217	265.5%
Loss on debt conversion	(1,747,762)	-	(1,747,762)	n/m
Interest expense, net	(762,162)	(1,073,502)	(311,340)	(29.0)%
Income before taxes	8,138,080	4,007,645	4,130,435	103.1%
Income taxes	(2,138,882)	(1,035,555)	1,103,327	106.5%
Net income	$5,999,198	$2,972,090	$3,027,108	101.9%

Net Sales

Total consolidated net sales for three months ended June 30, 2010 were $27,260,274, an increase of $6,723,105 as compared to $20,537,169 for three month period ended June 30, 2009, primarily driven by increased sales of fans and lightings of $11,048,066, partially offset by a decrease of $4,773,166 in sales of barbeque grills and skateboards.

Total consolidated net sales for six month period ended June 30, 2010 were $57,320,911, an increase of $21,354,628 from the corresponding 2009 level, primarily resulted from the higher sales of fans and lightings of $26,209,854 and higher sales of Other trading of $3,092,003, partially offset by a decrease of $7,947,229 in sales of barbeque grills and skateboards.

	Three months ended June 30, 2010		Three months ended June 30, 2009
Segment		Percent of total		Percent of total	Increase (Decrease)
Fans & Lightings	$23,219,747	85.2%	$12,171,681	59.3%	$11,048,066
Barbeque Grills & Skateboards	3,926,028	14.4%	8,699,194	42.3%	(4,773,166)
Other Trading	114,499	0.4%	(333,706)	(1.6)%	448,205
Total	$27,260,274	100%	$20,537,169	100%	$6,723,105

	Six months ended June 30, 2010		Six months ended June 30, 2009
Segment		Percent of total		Percent of total	Increase (Decrease)
Fans & Lightings	$46,363,491	80.9%	$20,153,637	56.0%	$26,209,854
Barbeque Grills & Skateboards	6,992,194	12.1%	14,939,423	41.5%	(7,947,229)
Other Trading	3,965,226	7.0%	873,223	2.5%	3,092,003
Total	$57,320,911	100%	$35,966,283	100%	$21,354,628

Net revenue by Segment

	Percent increase of net revenue
	2010 vs. 2009
Segment	Three months ended June 30,	Six months ended June 30,
Fans & Lightings	90.7%	130%
Barbeque grills & Skateboards	(54.9)%	(53.2)%
Other trading	n/m	354%

The reasons for revenue for each segment are as follows:

Fans & Lightings – Fans and lightings became our major segment after the acquisition of Weihe in late 2008. Due to its higher gross profit margins, the Company has redistributed resources and facilities to the Fans and Lightings segment. As a result of Weihe’s strong stable sales network, product design and quality, the revenue of fans and lightings increased by $11,048,066 or 90.7% to $23,219,747 for the three months ended June 30, 2010. Net revenue was $46,363,491 for six months ended June 30, 2010, an increase of $26,209,854 (or approximately 130%) as compared to the corresponding period of 2009 due to the reasons discussed above.

Barbeque Grills & Skateboards – The Company recorded revenue of $3,926,028 and $6,992,194 for the three and six months ended June 30, 2010, respectively, decreased by $4,773,166 and $7,947,229 over the comparable periods of 2009, respectively. The significant decreases were driven by poor performance of barbeque grills. During the three and six months ended June 30, 2010, the revenues of barbeque grills were $197,872 and $697,483, respectively, decreases of $8,198,390 and $12,916,974 from the corresponding 2009 level, respectively. The dramatic decreases were resulted from the general weakness of gas grills market and the Company’s decision to allocate more production resources to the Fans and Lightings segments, in part due to the financial issues at one of our major gas grills’ clients, and order levels decreased below levels felt necessary to provide adequate profit margins. As a result, management decided to not accepting orders with low profit margin, to restructure our product composition and provide the resources to fans and lightings. Within the segment, the revenues of skateboards for three and six months ended June 30, 2010 were strong, with increases of $3,476,994 and $4,969,745 over the three and six months ended June 30, 2009, respectively, but were more than offset by the significant decline in the revenue of barbeque grills.

Other Trading – This segment consists of the Company’s purchasing small home appliances from local manufacturers in China, and then exporting those goods to international buyers. In the second quarter of 2010, the revenue was $114,499. The revenue for six months ended June 30, 2010 was $3,965,226, an increase of 354% as compared to the same period in 2009 due to some large transactions in the first quarter of 2010.

Costs of Sales and Gross Profit

	Three months ended June 30,
	2010		2009
		% of Sales Revenue		% of Sales Revenue
Cost of Sales	$20,935,778	76.7%	$16,499,881	80.0%
Gross Profit	$6,324,496	23.3%	$4,037,188	20.0%

	Six months ended June 30,
	2010		2009
		% of Sales Revenue		% of Sales Revenue
Cost of Sales	$44,050,279	76.8%	$28,156,419	78.3%
Gross Profit	$13,270,632	23.2%	$7,809,864	21.7%

The Company reported cost of sales of $20,935,778 for the three months ended June 30, 2010, an increase of $4,435,897 from the corresponding 2009 level.  This increase was primarily the result of the higher volume and mix of Fans and Lightings sales, which resulted in increased cost of sales of $8,614,923 over the comparable period of 2009. This was partially offset by lower cost of sales of Barbeque Grills & Skateboards segment due to its lower revenue as discussed above. Cost of sales as a percentage of revenue for the three months ended June 30, 2009 decreased 3.3% compared to the prior year’s comparable three month period because higher sales of Fans and Lightings, which has higher gross profit margin then barbeque grills.

The cost of sales for the six months ended June 30, 2010 was $44,050,279, as compared to a cost of sales of $28,156,419 for the corresponding period in 2009.  The $15,893,860 increase was driven by the higher cost of sales of $19,601,333 from fans and lightings, partially offset by lower cost of sales of $9,935,692 of barbeque grills in 2010 compared to corresponding prior year period. Moreover, the cost of sales as a percentage of revenue in the six months ended June 30, 2010 was 76.8%, as compared to 78.3% for the corresponding period in 2009, resulting in an improvement in the Company’s gross profit and gross profit margin in 2010. This improvement was due to Fans and Lightings lower percentage cost of sales of approximately 77.9% and lower percentage cost of sales of 73.9% of skateboards for the first half year of 2010.

General, Selling and Administrative Expenses

The Company’s general, selling and administrative expenses increased by $291,734 and $496,128 for the three and six month periods ended June 30, 2010, respectively, as compared to the corresponding 2009 period. These increases were higher primarily due to the higher payroll expense resulted from increased sales volume as discussed above and the rent for Weihe’s facilities due to the transfer of Weihe’s fixed asset to shareholders’ of Asia Forever in the third quarter of 2009.

Income from Operations

Income from operations for the Company increased by $1,995,474 and $4,964,640, or up 80% and 102%, respectively, for the three months and six months ended June 30, 2010, as compared to three months and six months ended June 30, 2009, largely due to the increased revenue and operating profit resulted from favorable performance in the sales of the Fans and Lightings segment as discussed above.

	Three months ended June 30, 2010		Three months ended June 30, 2009
Segment		Percent of Income		Percent of Income
Fans & Lightings	$4,154,690	92.6%	$1,309,691	52.6%
Barbeque Grills & Skateboards	598,354	13.3%	1,511,363	60.7%
Other Trading	(969)	0.0%	143,447	5.8%
Corporate	(268,010)	(5.9)%	(475,910)	19.1%
Total	$4,484,065	100%	$2,488,591	100%

	Six months ended June 30, 2010		Six months ended June 30, 2009
Segment		Percent of Income		Percent of Income
Fans & Lightings	$8,824,780	89.9%	$3,335,135	68.8%
Barbeque Grills & Skateboards	1,082,631	11.0%	2,040,817	42.1%
Other Trading	606,418	6.2%	144,506	2.9%
Corporate	(702,797)	(7.1)%	(674,066)	(13.8)%
Total	$9,811,032	100%	$4,846,392	100%

Income from Fans and Lightings increased by $2,844,999 and $5,489,645 during the three and six month periods ended June 30, 2010, as compared to the three and six months ended June 30, 2009, results from the higher revenue as discussed above.

Income from operations of Barbeque Grills and Skateboards was $598,354 during the three months period ended June 30, 2010, a decrease of $913,009 or 60.4% compared to the corresponding period 2009 level. The decrease is primarily due to the lower revenue of $4,773,166.

Income from operations of Other Trading decreased by $144,416 for the three months ended June 30, 2010 and increased by $461,912 for six month period ended June 30, 2010 as compared to the comparable prior year periods.

Other Income

Other income decreased by $168,561 for the three months ended June 30, 2010 as compared the three months ended June 30, 2009 and increased by $602,217 for the six months ended June 30, 2010 over the comparable period of 2009. The increase for the six month period was largely due to the gain on sales of excess raw materials consisting of stainless steel cold coil during the first quarter of 2010 in the amount of $682,647.

Loss on Debt Conversion

On April 1, 2010, the Company converted $17,542,774 of debt into equity at a conversion rate of $3.50 per share, resulting in the Company’s recording loss of $1,747,762 as that conversion rate is lower than $3.86, which was the average price of the common stock over the 30 trading days prior to the time of the conversion.

Interest Expenses, Net

The Interest expense, net decreased by $317,711 and $311,340 for the three and six months periods ended June 30, 2010 as compared to the prior year periods due to lower bank borrowings.

Net Income before Income Taxes

The Company reported net income before taxes of $2,355,359 for the three months ended June 30, 2010, representing an increase of $396,862 as compared to the pre-tax income of $1,958,497 recorded during second quarter of 2009. This increase was primarily driven by the higher revenue and gross profit resulting from higher sales of Fans and Lightings, but largely offset by the non-cash loss on Debt conversion of $1,747,762 in the second quarter of 2010.

Net income before taxes of $8,138,080 for the six months ended June 30, 2010 was an increase of $4,130,435 as compared to the net income before taxes of $4,007,645 incurred during the comparable period of 2009. The increase was primarily driven by the higher operating profits resulting from increased sales in the Fans and Lightings segment as discussed above, which more than offset the loss on debt conversion.

Taxes

The Company recorded a tax provision of $944,838 for the three months ended June 30, 2010, representing 41.1% of the pre-tax income.  This is a large increase in percentage over the comparable period in 2009 tax provision of $512,930, or 26.2% of pre-tax income due to the inability to record tax benefit on the loss on debt conversion of $1,747,762.

Net Income

As a result of the increased level of net income before taxes, the Company realized net income of $1,410,521 and $5,999,198 for the three months and six months ended June 30, 2010, a decrease of $35,046 and an increase $3,027,108 from the prior year, respectively.

Liquidity and Capital Resources

As of June 30, 2010, cash and cash equivalents were $5,790,933 as compared to $3,985,782 as of December 31, 2009. The components of this increase of $1,805,151 are reflected below.

Cash Flow

	Six months ended June 30,
	2010	2009
Net cash used in operating activities	$(1,401,601)	$(3,095,009)
Net cash used in investing activities	(568,408)	(22,092)
Net cash provided by financing activities	3,771,118	9,209,997
Exchange rate effect on cash	4,042	25,955
Net cash inflow	$1,805,151	$6,118,851

Net cash used in operating activities

Cash has historically been generated from operations and short-term borrowings. The negative cash flow from operating activities was principally attributed to the net income generated during the six months ended June 30, 2010, which was $5,999,198 and reduced inventories of $7,136,316, being more than offset by an increase of $16,785,508 of account receivables, the result of the higher revenue of $21,354,628 in the first half year of 2010 over the comparable period in 2009, and reduced levels of accounts payable.

Net cash used in investing activities

There were no significant needs for plant and facility expansion during the first six months of 2010 and thus only $237,082 of cash was used in the purchase of plant & equipment during that period.

On May 31, 2010, the Company entered into an Equity Ownership Transfer Agreement (“Agreement”), to acquire Zhongshan Sanfan Electrical Appliance Co., Ltd. (“Sanfan”) and prepaid $331,326 as an acquisition deposit to the shareholders of Sanfan according to the terms of the Agreement as of June 30, 2010.

Net cash provided by financing activities

Net cash provided by financing activities was $3,771,118, mainly from obtaining $4,831,958 net increased funding from bank loans and $3,212,050 net funding from stockholder and related parties, partially offset by the increase of $4,272,890 in notes receivables.

Working capital at June 30, 2010 increased substantially to $16,388,176 from the a deficit $1,242,215 at December 31, 2009, driven by higher level of accounts receivable of $16,785,508 and the debt conversion on April 1, 2010, which converted short term debt of $17,542,774 into common shares, partially offset by lower inventories of $7,136,316 and funding received from related parties.

During the second and the third quarters, the Company entered into two Equity Ownership Transfer agreements with two fan manufacturers. Pursuant to terms of the agreements, the Company will acquire these two manufacturers for a cash consideration of approximately $12 million and $15 million, respectively. The payments will be made five installments with the final installment due on December 31, 2011 and we expected to be funded by current cash balances, cash from operation and bank borrowingings.

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

Not Applicable.

Item 4. Evaluation of Disclosure Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”), its principal executive officer, and Chief Financial Officer (“CFO”), its principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of June 30, 2010 ( the “Evaluation Date”). The evaluation of our disclosure controls and procedures included a review of our processes and the effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, we sought to identify any material weaknesses in our disclosure controls and procedures and to confirm that any necessary corrective action, including process improvements, was taken. The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures were operating effectively such that the information, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the course of preparation of our financial statements for second quarter of 2010, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2010 due to some significant deficiencies (as defined in Public Company Accounting Oversight Board Standard No. 2) in the Company’s internal controls over financial reporting. This is due to the fact that the Company lacks sufficient personnel with the appropriate level of knowledge, experience and training in the application of US generally accepted accounting principles (“GAAP”) standards, especially related to complicated accounting issues. This could cause the Company to be unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review and approval of certain significant account reconciliation from Chinese GAAP to US GAAP and necessary journal entries.

Based on the control deficiency identified above, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

●
We are evaluating the roles of our existing accounting personnel in an effort to realign the reporting structure of our internal auditing staff in China that will test and monitor the implementation of our accounting and internal control procedures.

●	We are in the process of completing a review and revision of the documentation of the Company’s internal control procedures and policies.

●	We will increase our accounting and financing personnel resources, by retaining more U.S. GAAP knowledgeable financial professionals.

Changes in Internal Control over Financial Reporting

Other than the efforts described above to improve its internal controls both before and after the end of the reporting period, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 1A.   Risk Factors.

Not Applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults On Senior Securities.

None.

Item 4.  Reserved

None.

Item 5.  Other Information

Item 6.  Exhibits

Exhibit No.	Title of Document

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1*	Certification pursuant to 18 U.S.C section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

HOME SYSTEM GROUP

Date: August 16, 2010	By:	/s/ Lei Yu
Lei Yu
Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2010	By:	/s/ Jianming Xu
Jianming Xu
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Title of Document

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1*	Certification pursuant to 18 U.S.C section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith