Form 10-Q
period 2010-09-30
Home System Group
filed 2010-11-15
CIK 1172319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 15, 2010
Common Stock, $0.001 par value per share	67,490,166 shares

HOME SYSTEM GROUP
FORM 10-Q

Except as otherwise required by the context, all references in this report to “we”, “us”, “our”, or “Company” refer to the consolidated operations of Home System Group, a Nevada corporation, and its wholly owned subsidiaries.

Item 1 Financial Statements
HOME SYSTEM GROUP AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$657,127	$3,985,782
Accounts receivable – trade, net of allowances	39,527,768	23,909,114
Notes receivable - short term	8,126,205	3,704,137
Deposits and advances	1,947,901	1,344,070
Inventories	14,239,186	18,304,015
Other assets	1,722,845	1,161,057
TOTAL CURRENT ASSETS	66,221,032	52,408,175
Notes receivable - long-term	1,302,802	236,334
Acquisition deposit	7,856,919	-
Property, plant and equipment – net	8,552,156	9,027,828
Intangible assets	1,497,033	1,751,567
Goodwill	25,025,292	25,025,292
TOTAL ASSETS	$110,455,234	$88,449,196

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable - trade	$16,854,036	$18,870,277
Bills payable	5,564,111	3,478,223
Accrued expenses and other payables	7,481,164	7,109,157
Short term bank loans	17,341,340	12,548,441
Income taxes and other taxes payable	2,788,787	1,028,403
Notes payable - current portion	2,779,109	6,575.000
Due to stockholder & related parties - current portion	3,203,702	4,040,896
TOTAL CURRENT LIABILITIES	56,012,249	53,650,390

NON-CURRENT LIABILITIES
Due to stockholder – long term portion	1,605,414	1,308,433
Long term bank loan	1,641,522	1,464,515
Notes payable - long term portion	-	9,868,421
TOTAL LIABILITIES	59,259,185	66,291,759

STOCKHOLDERS' EQUITY
COMMON STOCK - $0.001 par value; 200,000,000 shares
authorized, 67,490,166 and 62,477,949 shares issued and outstanding
at September 30, 2010 and December 31, 2009, respectively	67,490	62,478
Additional paid-in capital	25,942,241	6,581,717
Statutory reserve	681,914	681,914
Retained earnings	22,321,807	12,891,560
Other comprehensive income	2,182,597	1,939,768
TOTAL STOCKHOLDERS' EQUITY	51,196,049	22,157,437
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$110,455,234	$88,449,196

The accompanying notes are an integral part of these financial statements.

HOME SYSTEM GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE & NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
 (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net Sales	$29,286,567	$10,269,180	$86,607,478	$46,235,463
Cost of Sales	(22,826,989)	(6,975,137)	(66,877,268)	(35,131,556)
GROSS PROFIT	6,459,578	3,294,043	19,730,210	11,103,907

GENERAL, SELLING AND ADMINISTRATIVE EXPENSES	(1,855,298)	(1,320,095)	(5,314,898)	(4,283,567)

INCOME FROM OPERATIONS	4,604,280	1,973,948	14,415,312	6,820,340

OTHER (EXPENSE) INCOME
Loss on debt conversion	-	-	(1,747,762)	-
Other income (expense)	(21,021)	2,655,215	815,951	2,889,970
Interest expense, net	(245,266)	(421,035)	(1,007,428)	(1,494,537)
	(266,287)	2,234,180	(1,939,239)	1,395,433

INCOME BEFORE INCOME TAXES	4,337,993	4,208,128	12,476,073	8,215,773

INCOME TAXES	(906,944)	(1,056,902)	(3,045,826)	(2,092,457)

NET INCOME	$3,431,049	$3,151,226	$9,430,247	$6,123,316

Basic & Diluted Weighted Average Shares	67,490,166	62,477,949	65,837,787	62,477,949
Basic & Diluted Earnings per Share	$0.05	$0.05	$0.14	$0.10

COMPREHENSIVE INCOME
Net Income	$3,431,049	$3,151,226	$9,430,247	$6,123,316
Foreign currency translation adjustment	168,178	62,475	242,829	90,030

COMPREHENSIVE INCOME	$3,599,227	$3,213,701	$9,673,076	$6,213,346

The accompanying notes are an integral part of these financial statements

HOME SYSTEM GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR NINE MONTHS ENDED SEPTEMBER 30, 2010 AND YEAR ENDED DECEMBER 31, 2009

	Number of Shares of			Notes Receivable		Other
	Common Stock	Common Stock	Paid-in Capital	For Stock Issuance	Statutory Reserve	Comprehensive Income	Retained Earnings	Total
BALANCE AT DECEMBER 31, 2008	62,477,949	$62,478	$6,581,717	$(900,000)	$29,616	$1,852,462	$4, 217, 826	$11,844,099

Foreign currency translation adjustment	-	-	-	-	-	87,306	-	87,306

Net income for 2009	-	-	-	-		-	9,326,032	9,326,032

Satisfaction of subscription	-	-	-	900,000	-	-	-	900,000

Appropriation to statutory reserve fund	-	-	-	-	652,298	-	(652,298)	-

BALANCE AT DECEMBER 31, 2009	62,477,949	62,478	6,581,717	-	681,914	1,939,768	12,891,560	22,157,437

Foreign currency translation adjustment	-	-	-	-	-	242,829	-	242,829

Net income for nine months ended September 30, 2010	-	-	-	-	-		9,430,247	9,430,247

Effect of the conversion of Debt to Equity	5,012,217	5,012	19,360,524	-	-	-	-	19,365,536

BALANCE AT SEPTEMBER 30, 2010	67,490,166	$67,490	$25,942,241	$-	$681,914	$2,182,597	$22,321,807	$51,196,049

The accompanying notes are an integral part of these financial statements

HOME SYSTEM GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES
Net income	$9,430,247	$6,123,316
Adjustments to reconcile net income
to net cash used in operating activities:
Gain on transfer of property, before transfer taxes	-	(2,761,987)
Loss on debt conversion	1,747,762	-
Depreciation	743,870	777,307
Amortization of intangible assets	254,534	997,989
Deferred finance costs amortized	255,231	269,569
Change in assets and liabilities
(Increase) decrease in assets:
Restricted cash	-	1,064,784
Accounts receivable	(15,086,489)	1,596,631
Deposits and advances	(921,834)	1,689,383
Inventories	4,327,595	(2,752,630)
Other assets	(439,780)	(292,098)
Increase (decrease) in liabilities:
Accounts payable	(2,328,752)	(7,773,423)
Bills payable	1,981,273	(9,051,085)
Accrued expenses and other payables	221,238	5,384,033
Income taxes payable and other taxes	1,707,581	(53,646)
Net cash provided (used) by Operating Activities	1,892,476	(4,781,857)

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures	(268,198)	(57,263)
Acquisition deposit	(7,856,919)	-
Net cash used in Investing Activities	(8.125,117)	(57,263)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Increase in notes receivable	(5,324,237)	(2,877,712)
Proceeds from bank loans	44,057,355	33,715,918
Repayments of bank loans	(39,087,449)	(26,887,141)
Repayments of notes payable	-	(9,487,555)
Payment from due from related party	-	9,543,516
Proceeds from stockholder & related parties	3,413,249	1,632,647
Net cash provided by Financing Activities	3,058,918	5,639,673
Exchange rate effect on cash	(154,932)	5,881
Net increase (decrease) in cash	(3,328,655)	806,434
Cash - begin of period	3,985,782	1,609,540
Cash - end of period	$657,127	$2,415,974

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$749,467	$1,505,279
Income taxes	$3,047,450	$2,092,457

Non cash transactions:
Debt converted to Equity	$17,542,774	$-
Asset transfer value	$-	$6,087,312

The accompanying notes are an integral part of these financial statements

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Home System Group (“HSG” or the “Company”) (formerly named Supreme Realty Investments, Inc. (“Supreme”)) is incorporated in the State of Nevada.   The Company has three operating subsidiaries as of September 30, 2010.

On August 4, 2006, Supreme was a public shell company and acquired Home System Group, Inc. (“HSGI”).  HSGI was incorporated as a limited liability company in the British Virgin Islands on February 28, 2003.  HSGI was inactive until September 30, 2006 when HSGI acquired all the outstanding stock of Oceanic International (HK) Limited (“Oceanic”).  Oceanic is an operating company, organized under the laws of Hong Kong on June 23, 2004 for the purpose of distributing gas grills, home electronic appliances and bin racks. Since the ownership of HSGI and Oceanic was the same, the merger was accounted for as a transaction between entities under common control, whereby HSGI recognized Oceanic’s assets and liabilities as being transferred at their carrying amounts. Under the terms of the merger agreement with Supreme, the stockholders of HSGI received 8,000,000 shares of Supreme’s common stock for 100% of HSGI’s outstanding common stock.  Following the merger, Supreme changed its name to Home System Group.  Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination.  That is, the share exchange is equivalent to the issuance of stock by HSGI for the net monetary assets of Supreme, accompanied by a recapitalization, and is accounted for as a change in capital structure.  Accordingly, the accounting for the share exchange is identical to that resulting from a reverse acquisition, except no goodwill was recorded.  Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, Supreme, are those of the legal acquiree which is considered to be the accounting acquirer, HSGI.  Shares and per share amounts stated have been adjusted to reflect the merger.

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

NOTE 2 – BASIS OF PREPARATION AND CONSOLIDATION

The accompanying financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America. The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements reflect the adjustments considered necessary for a fair presentation of the Company’s results as of September 30, 2010 and September 30, 2009, and for the periods then ended.

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basic and diluted earnings per share

The Company reports earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, “Earnings per share”. The Company’s basic earnings per share is computed using the weighted average number of shares outstanding for the periods presented.

Diluted earnings per share is based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock options are assumed to be exercised, and funds thus obtained by were assumed to be used to purchase common stock at the average market price during the period. The options outstanding as of September 30, 2010 and September 30, 2009 were anti-dilutive and thus were not included in the computation of the Company’s earnings per share for the periods the ended.

Cash and cash equivalents

Cash and cash equivalents include cash on hand, cash accounts, interest bearing savings accounts and time certificates of deposit with a maturity of three months or less when purchased.

Accounts receivable - trade

Accounts receivable - trade is stated net of allowance for doubtful accounts.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded primarily on a specific identification basis.  The bad debt allowance was $16,182 and $16,182 as of September 30, 2010 and December 31, 2009, respectively.

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

Goodwill represents the cost of a business acquisition over the fair value of the net identified assets acquired.  In accordance with GAAP, indefinite-life identifiable intangible assets and goodwill are not amortized. GAAP requires that an annual impairment test of our goodwill be performed. Goodwill impairment is determined using a two-step process.  The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit, which we define as our business segments, with its net book value or carrying amount including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.  The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. As of September 30, 2010 and 2009, no impairment of goodwill was identified.

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Bills payable

As of September 30, 2010 and December 31, 2009, Bills payable to banks was $5,564,111 and $3,478,223, respectively. The Company is periodically requested by certain of its suppliers to settle amounts owed by the issuance of bills through banks for which the banks undertake to guarantee the Company’s settlement of these amounts at maturity. In order to provide such guarantees for the bills, the Company has entered into bank acceptance agreements with certain banks.  Pursuant to a bank’s acceptance agreement, the bank guarantees payment of certain of the Company’s payables.

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

In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability.  This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities.  It must be applied to all existing tax positions upon initial adoption and the cumulative effect, if any, is to be reported.  Based on its analysis, the Company has determined that the adoption of this policy did not have a material impact on the Company's financial statements upon adoption. However, the Company's conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses, if assessed.  No interest expense or penalties have been assessed as of and for the period ended September 30, 2010 and December 31, 2009.

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

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

For long-lived assets used in operations, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted cash flows. We measure the impairment loss based on the difference between the carrying amount and estimated fair value.

Long-lived assets are considered held for sale when certain criteria are met, including: management’s commitment to a plan to sell the asset, the asset is available for sale in its immediate condition, and the sale is probable within one year of the reporting date. Assets held for sale are reported at the lower of cost or fair value less costs to sell. There was no impairment of Long-lived assets at September 30, 2010 and December 31, 2009.

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

All foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange. The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC. Translation of amounts from RMB into US dollars has been made at the following exchange rates:

For the period ended September 30, 2010:
Balance sheet	RMB 6.70 to US$ 1.00
Statement of operations	RMB 6.76 to US$ 1.00

For the period ended September 30, 2009:
Balance sheet	RMB 6.83 to US$ 1.00
Statement of operations	RMB 6.83 to US$ 1.00

For the period ended December 31, 2009:
Balance sheet	RMB 6.83 to US$ 1.00

The PBOC administers and regulates the exchange rate of US$ against RMB.

Use of estimates

The preparation of the financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Several areas require management’s estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management estimates relate to valuation of intangible assets acquired in business acquisitions, accrued liabilities and the useful lives for amortization and depreciation. Actual results could differ from those estimates.

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

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

NOTE 4 - NOTES RECEIVABLE

The Company has an arrangement with Oceanic International (Zhongshan) Company Limited (“Zhongshan”), a Chinese company that is a supplier of raw material to Home System, whereby both companies have agreed to jointly obtain financing from certain financial institutions. Under this arrangement, the Company enters into a loan agreement with the financial institution, in which Home System, Zhongshan and the financial institutions agree that certain assets of both companies will be used as collateral to secure the loan.  These assets consist of Home System’s receivables and certain property and buildings of Zhongshan. Once the Company receives the funding, it then enters into an agreement with the Zhongshan under which a portion of the funds the Company receives from the financial institution is provided by the Company to Zhongshan, and is evidenced by a note from Zhongshan payable to Home System.  These notes are classified as Notes receivable and include interest and maturity dates that coincide with the underlying financing agreements. As of September 30, 2010 and December 31, 2009, these Notes receivable amounted to $9,429,007 and $3,940,471, respectively, with interest rates on the September 30, 2010 balances that ranged from 4.86% to 7.74%, and include maturities of less than one year, and more than one year. The related bank loans are from China Construction Bank Zhongshan Branch and Industrial and Commercial Bank of China amounted to $15,849,048 and $9,522,471 as of September 30, 2010 and December 31, 2009, respectively, and are discussed in NOTE 8 and NOTE 9.
As the Company’s bank loans are directly related to its agreement with Zhongshan, the Notes receivables from Zhongshan resulting from these loans are treated as a component of the Company's financing activities in the Statements of Cash Flow.

NOTE 5– INVENTORIES

Inventories consisted of the following:

	September 30, 2010	December 31, 2009
Raw materials	$10,850,290	$14,167,853
Work in process	2,986,942	3,548,298
Finished goods	401,954	587,864
Total	$14,239,186	$18,304,015

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	Useful Life	September 30, 2010	December 31, 2009
Plant and machinery	5 to 10 years	$10,445,530	$10,336,935
Buildings	20 years	312,028	312,028
Furniture, fixtures and equipment	5 to 10 years	212,414	200,622
Motor vehicles	8 to 10 years	160,216	12,405
Total		11,130,188	10,861,990
Less: accumulated depreciation		(2,578,032)	(1,834,162)
Net book value		$8,552,156	$9,027,828

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

During the three and nine month periods ended September 30, 2010 and 2009, depreciation was recorded as follows,

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Cost of sales	$154,300	$130,298	$639,862	$595,991
General, selling & administrative expenses	77,550	90,886	104,008	181,317
	$231,850	$221,184	$743,870	$777,308

NOTE 7 – INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	September 30, 2010	December 31, 2009
Customer relationships	$2,030,000	$2,030,000
Brand name	145,792	145,792
Sub-total	2,175,792	2,175,792
Less: accumulated amortization	(678,759)	(424,225)
Total Intangible assets, net	$1,497,073	$1,751,567

During the three month periods ended September 30, 2010 and 2009, amortization expenses of intangible assets amounted to $84,845 and $84,845, respectively.

During the nine month periods ended September 30, 2010 and 2009, amortization expenses of intangible assets amounted to $254,534 and $997,989, respectively.

The intangible assets are carried at cost and are amortized over the expected useful lives. Customer relationships are being amortized over its expected useful life of 5.75 years. Brand name is being amortized over its expected useful life of 10 years.

The estimated aggregate amortization expenses for the brand name and customer relationships for the five succeeding years are as follows:

Year
2010	$339,380
2011	$339,380
2012	$339,380
2013	$339,380
2014 and thereafter	$139,512

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 8– SHORT TERM BANK LOANS

The short term bank loans, denominated in Chinese Renminbi, are as follows:

	September 30, 2010	December 31, 2009
Loan from Standard Chartered Bank, interest rate at 7.74% (LIBOR+2%), due within 120 days, secured by accounts receivable held by a major customer	$-	$96,942

Loan from China Construction Bank Zhongshan Branch, interest rate at 7.74% ( LIBOR+2%), due within 120 days, secured by accounts receivable held by a major customer	1,061,874	1,966,759

Loans from China Construction Bank Zhongshan Branch, interest rate at 2.49%, due on July 2, 2010, secured by accounts receivable held by a major customer	-	2,896,517

Loans from China Construction Bank Zhongshan Branch, interest rate at 5.31%, due through July 1, 2011, secured by accounts receivable held by a major customer	2,984,585	-

Loans from Industrial and Commercial Bank of China, interest rate at 7.74% (LIBOR+2%), due within 120 days, secured by the Company’s accounts receivables	5,684,190	3,194,680

Loans from Industrial and Commercial Bank of China, interest rate at 4.86%, due through December 16, 2010, secured by the Company’s accounts receivables	1,193,834	-

Loans from Industrial and Commercial Bank of China, interest rate at 4.86%, due through December 23, 2010, secured by the Company’s accounts receivables	1,492,292	-

Loans from Industrial and Commercial Bank of China, interest rate at 4.86%, due through December 30, 2010, secured by the Company’s accounts receivables	1,790,751	-

Loan from CITIC Bank, interest rate at 5.84%, payments due through September 10, 2010, guaranteed by Li Weiqiu, a related party	-	2,929,030

Loan from CITIC Bank, interest rate at 5.84%, payments due through August 25, 2011, guaranteed by Li Weiqiu, a related party	2,686,126	-

Loan from CITIC Bank, interest rate at 5.84%, payments due through June 9, 2010, guaranteed by Li Weiqiu, a related party	-	1,464,513

Loan from CITIC Bank, interest rate at 6.37%, payments due through June 9, 2011, guaranteed by Li Weiqiu, a related party	447,688	-

Total Short term bank loans	$17,341,340	$12,548,441

Loans are from China Construction Bank Zhongshan Branch and Industrial and Commercial Bank of China are also collateralized by certain assets of Oceanic International (Zhongshan) Company Limited as discussed in NOTE 4.

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 9– LONG TERM BANK LOANS

The Long term bank loans, denominated in Chinese Renminbi, are as follows:

	September 30, 2010	December 31, 2009
Loan from Industrial and Commercial Bank of China, interest rate at 5.40%, due on March 9, 2012, secured by the Company’s assets	$298,458	$1,464,515
Loan from Industrial and Commercial Back of China, interest rate at 5.40%, due on January 3, 2013, secured by the Company’s accounts receivables	1,343,064	-
Total Long term bank loans	$1,641,522	$1,464,515

These long term loans are also collateralized by certain assets of Oceanic International (Zhongshan) Company Limited as discussed in NOTE 4.

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

On February 7, 2008, the Company cancelled the Agreement with the Investors, and the amount of $6,500,000 that had been received by the Company was then reflected as a non-interest bearing Notes payable recorded under current liabilities and non-current liabilities at the end of December 31, 2009 and December 31, 2008, respectively. On April 1, 2010, the Investors and the Company entered into Note Conversion Agreements, in which the Investor agreed to convert the amount of $6,500,000 into 1,857,141 shares Company’s common stock at a conversion rate of $3.50 per share as set forth in detail below:

Note Holder	Principal Amount	Number of Shares Issued
Total Shine Group Limited	$1,600,000	457,142
Victory High Investments Limited	2,000,000	571,428
Think Big Trading Limited	2,900,000	828,571

Upon this conversion, the non-interesting bearing Notes payable has been canceled, resulting a $600,375 extinguishment loss recorded in nine months ended September 30, 2010 as the conversion rate of $3.50 per share is lower than $3.86, which was the average price of the common stock  over the 30 trading days prior to the time of the conversion.

On October 1, 2008, the Company issued promissory notes (“Notes”) in the amount equivalent to the purchase price of approximately $39.4 million to the former shareholders of Asia Forever for the Company’s acquisition of Asia Forever. The net present value of these Notes payable at October 1, 2008, after a payment of $8 million, was $29,900,000 and the deferred finance cost of $1,505,147 was recorded based on the Company’s 5.3% borrowing rate, to be amortized using the effective interest rate method. The Notes bear no interest, and principal was to be repaid as follows: 25% of the purchase price (approximately $9.87 million) was payable on or before December 31, 2008, with the remaining principal amount to be repaid in three equal semi-annual installments beginning on September 30, 2009.

On September 30, 2009, the Company entered into a Supplement Agreement to the Notes (“Supplement Agreement”) with the former shareholders of Asia Forever which amended the payment terms as set forth in the original promissory notes. Pursuant to the Supplement Agreement, the cash payments of  $1.8 million, which was past due from December 31, 2008, and $9.87 million which was due on September 30, 2009 were to be satisfied in total by: (i) $4.4 million in cash which was paid by the Company as of September 30, 2009; (ii) $1,464,000 in cash to be paid by the Company in two equal installments of $732,000 by July 31, 2009 and December 31, 2009; (iii) the transfer of buildings held by the Company including offices and production facilities totaling 41,067 square meters and the related land use rights, together valued at $6.1 million (the “Fixed Assets”). Such revised payment terms when fully completed would satisfy all payments due under the Notes for the December 31, 2008 and September 30, 2009 installments. The cash payments were made and on September 18, 2009, the Company completed the transfer of the Fixed Assets to former shareholders of Asia Forever.

On December 18, 2009, the Company executed an amendment to the Notes (the “Amended Note”), the Shareholders agreed that the Company could defer the payment $9.87 million payment originally due on September 30, 2010 to September 30, 2011.  On April 1, 2010, the former shareholders of Asia Forever agreed to convert $7,089,312 of this final installment into the Company’s common stock at the conversion rate of $3.50 per share. After this conversion, the Company owes $2,779,109 to the former shareholders of Asia Forever which is due on September 30, 2011 and this transaction resulted in an extinguishment loss of $736,607 in six months ended September 30, 2010 as the conversion rate was lower than $3.86, the average price of the common stock over the 30 trading days prior to the time of the conversion.

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Notes payable consisted of the following:

	September 30, 2010	December 31, 2009
Notes payable related to the fixed price standby equity distribution agreement	$-	$6,575,000
Notes payable related to the Asia Forever acquisition	2,779,109	9,868,421
Total Notes payable	2,779,109	16,443,421
Less: Current portion	(2,779,109)	(6,575,000)
Notes payable – long term portion	$-	$9,868,421

Deferred interest expenses consist of the following:

	September 30, 2010	December 31, 2009
Deferred interest expenses, classified as Other Assets	$-	$255,230

NOTE 11 – DUE TO STOCKHOLDER & RELATED PARTIES

This Company owed $1,575,891 and $3,979,971 to a stockholder as of September 30, 2010 and December 31, 2009, respectively.  This was unsecured and did not bear interest. On April 1, the Company entered into Note Conversion Agreement with the stockholder. The Note Conversion Agreement provides that $3,953,462 of the total amount be converted into Company’s common stock at the conversion rate of $3.50 per share. This transaction resulted in a loss on conversion of $410,780 in the nine months ended September 30, 2010 as the conversion rate was lower than $3.86, the average price of the common stock over the 30 trading days prior to the time of the conversion.

In May, 2010, the Company received loans $666,667 and $666,667 from related parties, Li Weiqiu and Cheung Kinwa, respectively. These were unsecured and did not bear interest.

As discussion in NOTE 8, various Bank loans made to the Company have been secured or guaranteed by the related party, Li Weiqiu, the founder of Well Profit, the chairman of Board of Directors of the Company, and a current shareholder of the Company.

On May 14, 2009, the Company received a loan from a related party, Cheung Kinwai, a director and shareholder of the Company, with the interest rate 7.844% due on May 14, 2014. The Company pays the principal amount and interest of approximately $29,280 (RMB 200,000) per month. As of September 30, 2010, the amount due to Cheung Kinwai was $1,138,027, with the current portion $278,759 due within twelve months.

On June 9, 2010, the Company received a loan from Li Weiqiu, with floating interest rate 120% of the benchmark lending rate set by The People’s Bank of China. The Company pays the interest of approximately $4,124 per month and the principal will be paid off on the loan maturity date, ie June 9, 2015.  As of September 30, 2010, the amount due to Li Weiqiu was $746,146.

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

	September 30, 2010	December 31, 2009
Due to stockholders, unsecured and no interest	$1,575,891	$3,979,971
Due to a related party - Cheung Kinwan	682,385	-
Due to a related party – Li Weiqiu	666,667	-
Due to a related party (Cheung Kinwai) with interest of 7.844%	1,138,027	1,369,358
Due to a related party (Li Weiqiu) with floating interest rate	746,146	-
	4,809,116	5,349,329

Less: Current portion	(3,203,702)	(4,040,896)

Due to stockholder & related parties under non-current liabilities	$1,605,414	$1,308,433

The principal amounts due over the five succeeding years maturities are as follows:

Year
2010	$3,203,702
2011	368,029
2012	390,021
2013	413,606
2014 and thereafter	433,758
$4,809,116

NOTE 12 – SHIPPING AND HANDLING FEES AND COSTS

The Company does not charge its customers for shipping and handling.  The Company classifies shipping and handling costs as part of the Selling expenses, and these were $527,287 and $181,823 for the three month periods ended September 30, 2010 and 2009, respectively, and $1,655,494 and $875,923 for the nine month periods ended September 30, 2010 and 2009, respectively.

NOTE 13 – WARRANTY

The Company evaluates its exposure to warranty claims based on both current and historical product sales data and warranty costs incurred.  The Company assesses its warranty liability annually and adjusts the amount as necessary.  As of September 30, 2010 the Company believed that it had no material warranty claims. The warranty liability would be included in accrued expenses in the accompanying balance sheet.

NOTE 14– INCOME TAXES

The Company is incorporated in the U.S. and is subject to U.S. tax law. No provisions for U.S. income taxes have been made as the Company has no taxable income for reporting periods. HSGI is incorporated in the British Virgin Islands (“BVI”) and, under the current laws of the BVI, is not subject to income taxes.

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

The Company’s operations in China are subject to the income tax laws of PRC. All of the tax provisions for the three and nine month periods ended September 30, 2010 and 2009 pertain to PRC taxes. Effective on January 1, 2008, the PRC Enterprise Income Tax (“EIT”) Law, and Implementing Rules impose a unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises in China, unless they qualify under certain limited exception. Most of the Company’s operations units are subject to this tax.

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

During three month periods ended September 30, 2010 and September 30, 2009, the benefit that the Company received from this Tax Holiday was $217,237 and $71,934, respectively. During nine month periods ended September 30, 2010 and September 30, 2009, the benefit that the Company received from this Tax Holiday was $648,358 and $728,097, respectively.

The reconciliations of the PRC statutory tax rate to the Company’s effective tax rate for the nine month periods ended September 30, of 2010 and 2009 are as follows:

	Nine months ended September 30,
	2010	2009
PRC Statutory tax rate	25%	25%
Tax Holiday	(5.2)%	(3.5)%
Tax Benefit in lower tax rate region (Hong Kong)	(1.2)%	n/m
Inability to record tax benefit on U.S. losses	1.6%	1.0%
Inability to record tax benefit on Debt conversion loss	3.5%	-
Other	0.7%	3%
Effective Tax Rate	24.4%	25.5%

Due to the uncertainty surrounding the realization of the U.S. net operating losses (“NOL’s”) in future tax returns, the Company continued to record a full valuation allowance against our otherwise recognizable U.S. net deferred tax assets as of September 30, 2010 and December 31, 2009. These net operating losses expire from 2027 to 2030.

Deferred tax assets consist of the following:

	As of September 30, 2010	As of December 31, 2009
Deferred tax asset – U.S. NOL’s	$865,038	$583,931
Less: Valuation allowance	(865,038)	(583,931)
Total deferred taxes	$0	$0

The accumulated net operating losses incurred in U.S. are as follows:

	As of September 30, 2010	As of December 31, 2009
Accumulated operating losses	$2,471,536	$1,668,375

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Segment Results for the Three Months Ended September 30, 2010 and 2009

	Barbeque grills & Skateboards		Fans & Lightings		Other Trading			Corporate		Total
	For the three months ended		For the three months ended		For the three months ended			For the three months ended		For the three months ended
	9/30/10	9/30/09	9/30/10	9/30/09	9/30/10		9/30/09	9/30/10	9/30/09	9/30/10	9/30/09
Net sales	$4,906,825	$2,686,816	$24,379,742	$7,415,644		$-	$166,720	$-	$-	$29,286,567	$10,269,180
Depreciation and amortization	$46,236	$85,243	$279,458	$200,833	$		$5,202	$-	$-	$325,694	$291,278
Segment operational income (loss)	$585,459	$734,339	$4,375,099	$1,665,108		$(867)	$44,109	$(355,411)	$(469,608)	$4,604,280	$1,973,948
Total assets	459,779	(3,160,840)	3,635,265	2,054,383		50	(168,633)	(263,569)	(12,895,871)	3,831,525	(14,170,961)
Capital expenditures	$2,890	$12,654	$28,226	$21,766		$-	$751	$-	$-	$31,116	$35,171

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Segment Results for the Nine Months Ended September 30, 2010 and 2009

	Barbeque grills & Skateboards		Fans & Lightings		Other Trading		Corporate		Total
	For the nine months ended		For the nine months ended		For the nine months ended		For the nine months ended		For the nine months ended
	9/30/10	9/30/09	9/30/10	9/30/09	9/30/10	9/30/09	9/30/10	9/30/09	9/30/10	9/30/09
Net sales	$11,899,019	$17,626,239	$70,743,233	$27,569,281	$3,965,226	$1,039,943	$-	$-	$86,607,478	$46,235,463
Depreciation and amortization	$133,948	$399,098	$864,400	$624,231	$56	$23,547	$-	$-	$998,404	$1,046,876
Segment operational income (loss)	$1,668,090	$2,775,156	$13,199,879	$5,000,243	$605,551	$188,615	$(1,058,208)	$(1,143,674)	$14,415,312	$6,820,340
Total assets	14,117,807	29,377,015	80,903,863	45,948,723	5,496,389	1,733,235	9,937,175	11,900,382	110,455,234	88,959,355
Capital expenditures	$4,327	$21,830	$263,871	$34,145	$-	$1,288	$-	$-	$268,198	$57,263

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 16– CONCENTRATIONS, RISK AND UNCERTAINTIES

The Company has the following concentrations of business with each customer constituting greater than 10% of the Company’s sales:

	Nine months ended September 30,
	2010	2009
Zhongshan City Heng Bao Trading Co., Ltd.	56%	61%
WaiYi (HK) Limited	31%	37%

The Company has the following concentration of accounts receivable constituting greater than 10% of the Company’s accounts receivable:

	As of September 30,
	2010	2009
Zhongshan City Heng Bao Trading Co., Ltd.	80%	81%

This concentration makes the Company vulnerable to a near-term severe impact should the relationships be impaired or terminated.

The Company has the following concentration of business with suppliers constituting greater than 10% of the Company’s purchases:

	Nine months ended September 30,
	2010	2009
Oceanic International (Zhongshan) Company Ltd.	38%	56%

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

Year
2010	$336,543
2011	933,089
2012	520,007
2013	520,007
2014 and thereafter	1,040,014
Total	$3,349,660

Rental expenses were $241,559 and $196,802 for the three months ended September 30, 2010 and 2009, respectively. Rental expenses were $605,063 and $491,839 for the nine months ended September 30, 2010 and 2009, respectively.

NOTE 18 – SUBSEQUENT EVENTS

The Company has evaluated events subsequent for potential recognition and disclosure from October 1, 2010 through the date of filing the financial statements with the SEC.

On May 31, 2010, the Company, through its wholly-owned subsidiary, Weihe, entered into an Equity Ownership Transfer Agreement (the “Acquisition Agreement”) with Zhongshan Sanfan Electrical Appliance Co., Ltd. (“Sanfan”) and all the shareholders of Sanfan (the “Sellers”), pursuant to which the Company agreed to acquire and Sellers have agreed to sell 90% of the Sellers’ equity interest in Sanfan for cash consideration of approximately $12,000,000. The Company closed this acquisition on October 1, 2010.  As of November 8, 2010, the Company paid a total of $4,835,027 to the shareholders of Sanfan, with the remaining portion of the purchase price to be paid by the end of 2011.

On July 15, 2010, the Company, through its wholly-owned subsidiaries, Weihe and Asia Forever, entered into an Equity Ownership Transfer Agreement with Jiangmen City Jinxinglong Electrical Appliance Co., Ltd. (“Jinxinglong”) and all the shareholders of Jinxinglong (the “Sellers”), pursuant to which Weihe and Asia Forever have agreed to acquire and Sellers have agreed to sell 100% of the Sellers’ equity interest in Jinxinglong for a cash consideration of approximately $15,000,000. The Company closed the acquisition on October 1, 2010. As of November 8, 2010, the Company paid a total of $3,021,892 to the shareholders of Jinxinglong, with the remaining portion of the purchase price to be paid by the end of 2011.

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

Overview

Home System Group is a Nevada holding company which has its operations based exclusively in China.  These operations are primarily engaged in the production of a variety of household appliances, including ceiling and table fans and decorative lightings, skateboards, stainless steel gas grills and ovens, and trading. Our products are primarily sold through distributors to retailers in America, Europe, Australia and Asia.

Results of Operation

All amounts, other than percentages, in U.S. dollars

Comparison of Results of Operations for the Three Months Ended September 30, 2010 & 2009:

	Three months ended
	September 30, 2010	September 30, 2009	Increase (Decrease)	Percentage Increase (Decrease)
Net sales	$29,286,567	$10,269,180	$19,017,387	185%
Costs of sales	(22,826,989)	(6,975,137)	15,851,852	227%
Gross profit	6,459,578	3,294,043	3,165,535	96%
General, selling and administrative expenses	(1,855,298)	(1,320,095)	535,203	41%
Income from operations	4,604,280	1,973,948	2,630,332	133%
Other income (expense)	(21,021)	2,655,215	(2,676,236)	n/m
Interest expense, net	(245,266)	(421,035)	(175,769)	(42)%
Income before taxes	4,337,993	4,208,128	129,865	3%
Income taxes	(906,944)	(1,056,902)	(149,958)	(14)%
Net income	$3,431,049	$3,151,226	$279,823	9%

Comparison of Results of Operations for the Nine Months Ended September 30, 2010 & 2009:

	Nine months ended
	September 30, 2010	September 30, 2009	Increase (Decrease)	Percentage Increase (Decrease)
Net sales	$86,607,478	$46,235,463	$40,372,015	87%
Costs of sales	(66,877,268)	(35,131,556)	31,745,712	90%
Gross profit	19,730,210	11,103,907	8,626,303	78%
General, selling and administrative expenses	(5,314,898)	(4,283,567)	1,031,331	24%
Income from operations	14,415,312	6,820,340	7,594,972	111%
Loss on debt conversion	(1,747,762)	-	1,747,762	n/m
Other income	815,951	2,889,970	(2,074,019)	(72)%
Interest expense, net	(1,007,428)	(1,494,537)	(487,109)	(33)%
Income before taxes	12,476,073	8,215,773	4,260,300	52%
Income taxes	(3,045,826)	(2,092,457)	953,369	46%
Net income	$9,430,247	$6,123,316 $	3,306,931	54%

Net Sales

Total net sales for the three months ended September 30, 2010 were $29,286,567, an increase of $19,017,387 as compared to $10,269,180 for three month period ended September 30, 2009. This increase was primarily driven by increased sales of Fans and Lightings segment of $16,964,098 and an increase of $2,220,009 in sales of Barbeque grills and Skateboards segment.

Total net sales for nine month period ended September 30, 2010 were $86,607,478, an increase of $40,372,015 from the corresponding 2009 level, largely resulted from the higher sales of Fans and Lightings segment of $43,173,952 and higher trading sales of $2,925,283, partially offset by a decrease of $5,727,220 in sales of Barbeque grills and Skateboards segment.

Revenue Breakout by Segment:

	Three months ended September 30, 2010		Three months ended September 30, 2009
Segment		Percent of total		Percent of total	Increase (Decrease)
Fans & Lightings	$24,379,742	83.2%	$7,415,644	72.2%	$16,964,098
Barbeque Grills & Skateboards	4,906,825	16.8%	2,686,816	26.2%	2,220,009
Other Trading	-	-	166,720	1.6%	(166,720)
Total	$29,286,567	100%	$10,269,180	100%	$19,017,387

	Nine months ended September 30, 2010		Nine months ended September 30, 2009
Segment		Percent of total		Percent of total	Increase (Decrease)
Fans & Lightings	$70,743,233	81.7%	$27,569,281	59.6%	$43,173,952
Barbeque Grills & Skateboards	11,899,019	13.7%	17,626,239	38.1%	(5,727,220)
Other Trading	3,965,226	4.6%	1,039,943	2.3%	2,925,283
Total	$86,607,478	100%	$46,235,463	100%	$40,372,015

Net Revenue by Segment

	Percent increase of net revenue
	2010 vs. 2009
Segment	Three months ended September 30,	Nine months ended September 30,
Fans & Lightings	229%	157%
Barbeque Grills & Skateboards	83%	(32)%
Other trading	n/m	281%

The reasons for the revenue variance for each segment are as follows:

Fans & Lightings – Fans and Lightings became our major segment after the Weihe acquisition in late 2008. Due to its higher gross profit margins, the Company has redistributed resources and facilities to the Fans and Lightings segment. As a result of Weihe’s strong sales network, the revenue of Fans and Lightings increased by $16,964,098 or 229% to $24,379,742 for the three months ended September 30, 2010. Net revenue was $70,743,233 for nine months ended September 30, 2010, an increase of $43,173,952 or approximately 157 % as compared to the corresponding period of 2009 due to the reasons discussed above.

Barbeque Grills & Skateboards – The Company recorded revenue of $4,906,825 in Barbeque grills and Skateboards segment for the three months ended September 30, 2010, increased by $2,220,009 over the comparable periods of 2009 due to an increase of approximately $2.5 million in the sales of skateboards.

Revenue was $11,899,019 for the nine months ended September 30, 2010, a decrease of $5,727,220 or 32% as compared to the corresponding 2009 level. The significant decrease was driven by lower sales of barbeque grills, which decreased by approximately $13 million for the nine months ended September 30, 2010 as compared to the sales for the nine months ended September 30, 2009, partially offset by the an increase of approximately $6 million sales of skateboards and $1 million sales of tool storage and other accessories. The dramatic decreases in barbeque grills were the result of the general weakness of gas grills market and the Company’s decision to allocate more production resources to the Fans and Lightings in part due to the financial issues at one of our major gas grills’ clients, and order levels decreased below levels felt necessary to provide adequate profit margins. As a result, management restructured our product composition and provided more resources to Fans and Lightings, and other small consumer goods. Also, within the segment, the revenues of skateboards for three and nine months ended September 30, 2010 were strong, with increases of $2,477,468 and $6,104,673 over the three and nine months ended September 30, 2009, respectively, but were more than offset by the significant decline in the revenue of barbeque grills.

Other Trading – This segment consists of the Company’s purchasing small home appliances from local manufacturers in China, and then exporting those goods to international buyers. The Company enters into these purchase agreements as an opportunistic basis, depending on market conditions and purchase terms made available. In the third quarter of 2010, the Company did not have any trading sales. The revenue for nine months ended September 30, 2010 was $3,965,226, an increase of 281% as compared to the same period in 2009 due to some large transactions in the first quarter of 2010.

Costs of Sales and Gross Profit

	Three months ended September 30,
	2010		2009
		% of Sales Revenue		% of Sales Revenue
Cost of Sales	$22,826,989	77.9%	$6,975,137	67.9%
Gross Profit	$6,459,578	22.1%	$3,294,043	32.1%

	Nine months ended September 30,
	2010		2009
		% of Sales Revenue		% of Sales Revenue
Cost of Sales	$66,877,268	77.2%	$35,131,556	76.0%
Gross Profit	$19,730,210	22.8%	$11,103,907	24.0%

The Company reported cost of sales of $22,826,989 for the three months ended September 30, 2010, an increase of $15,851,852 from the corresponding 2009 level.  This increase was primarily the result of the higher volume and mix of Fans and Lightings segment sales and higher sales of Barbeque grills and Skateboards segment, which resulted in increased cost of sales of $13,594,555 and $2,364,481, respectively, over the comparable period of 2009. Cost of sales as a percentage of revenue for the three months ended September 30, 2009 increased 10% compared to the prior year’s comparable three month period. This was due to approximately $1.5 million revenue in 2009came from product processing and assembly, which had higher profit margin of approximately 40%, shorter production runs of a wide variety of products, which resulted in higher fixed costs as well as the higher cost of raw material – stainless steel plate.

The cost of sales for the nine months ended September 30, 2010 was $66,877,268, as compared to a cost of sales of $35,131,556 for the corresponding period in 2009.  The $31,745,712 increase was driven by the higher cost of sales of $33,159,888 from Fans and Lightings segment and $2,563,852 from Other Trading segment in 2010 compared to corresponding prior year period, partially offset by lower cost of sales of $4,014,028 in Barbeque grills and Skateboards segment. Moreover, the cost of sales as a percentage of revenue in the nine months ended September 30, 2010 was 77.2%, as compared to 76.0% for the corresponding period in 2009, resulting in a slight decline in the Company’s gross profit and gross profit margin in 2010 due to the reasons discussed above.

General, Selling and Administrative Expenses

The Company’s general, selling and administrative expenses increased by $535,203 and $1,031,331 for the three and nine month periods ended September 30, 2010, respectively, as compared to the corresponding 2009 periods. These increases were higher primarily due to the higher freight expenses, customs clearance fee and payroll expense resulted from increased sales volume as discussed above.

Income from Operations

Income from operations for the Company increased by $2,630,332 and $7,594,972, or up 133% and 111%, respectively, for the three months and nine months ended September 30, 2010, as compared to comparable 2009 periods, largely due to the increased revenue and gross profit resulted from favorable performance in the sales of the Fans and Lightings segment as discussed above.
Operating Income by Segment:

	Three months ended September 30, 2010		Three months ended September 30, 2009
Segment		Percent of Income		Percent of Income
Fans & Lightings	$4,375,099	95.0%	$1,665,108	84.4%
Barbeque Grills & Skateboards	585,459	12.7%	734,339	37.2%
Other Trading	(867)	-	44,109	2.2%
Corporate	(355,411)	(7.7)%	(469,608)	(23.8)%
Total	$4,604,280	100%	$1,973,948	100%

	Nine months ended September 30, 2010		Nine months ended September 30, 2009
Segment		Percent of Income		Percent of Income
Fans & Lightings	$13,199,879	91.6%	$5,000,243	73.3%
Barbeque Grills & Skateboards	1,668,090	11.6%	2,775,156	40.7%
Other Trading	605,551	4.2%	188,615	27.7%
Corporate	(1,058,208)	(7.4)%	(1,143,674)	(41.7)%
Total	$14,415,312	100%	$6,820,340	100%

Income from Fans and Lightings increased by $2,709,991 and $8,199,636 during the three and nine month periods ended September 30, 2010, as compared to the three and nine months ended September 30, 2009. These increases resulted from the higher revenue due to the strong sales performance as discussed above.

Income from operations of Barbeque Grills and Skateboards was $1,668,090 during the nine months period ended September 30, 2010, a decrease of $1,107,066 compared to the corresponding period 2009 level. The decrease is primarily due to the lower revenue of $5,727,200 in Barbeque grills and Skateboards segment which was caused by significant decline in the sales of barbeque grills due to the general weakness in barbeque grill industry.

Income from operations of Other Trading decreased by $44,976 for the three months ended September 30, 2010 and increased by $416,936 for nine month period ended September 30, 2010 as compared to the comparable prior year periods.

Other Income

Other income decreased by $2,676,236 and $2,074,019 for the three month and nine month periods ended September 30, 2010 as compared the three months ended September 30, 2009, respectively, largely due to the $2,356,327 of gain on transfer of fixed assets recorded in the third quarter of 2009, which did not repeated in the third quarter of 2010.

Interest Expenses, Net

The Interest expense, net decreased by $175,769 and $487,109 for the three and nine months periods ended September 30, 2010 as compared to the prior year periods due to the decreased debt level due to the Debt to Equity conversion made on April 1, 2010.

Net Income before Taxes

The Company reported net income before taxes of $4,337,993 for the three months ended September 30, 2010, representing an increase of $129,865 as compared to the pre-tax income of $4,208,128 recorded during third quarter of 2009. This increase was primarily driven by the higher revenue resulting from higher sales of Fans and Lightings, but largely offset by the lower gross margins as discussed above.

Net income before taxes of $12,476,073 for the nine months ended September 30, 2010 increased $4,260,300 as compared to comparable period of 2009. The increase was primarily driven by the increased sales in the Fans and Lightings segment as discussed above, which more than offset the $1,747,762 loss on debt conversion in the second quarter of 2010.

Taxes

The Company recorded Tax provisions of $906,944 and $3,045,826 for the three months ended and nine months ended September 30, 2010, representing 21% and 24.4% of the pre-tax income, respectively.

Net Income

As a result of the increased level of net income before taxes, the Company realized net income of $3,431,049 and $9,430,247 for the three months and nine months ended September 30, 2010, increases of $279,823 and $3,306,931 from the prior year, respectively.

Liquidity and Capital Resources

As of September 30, 2010, cash and cash equivalents were $657,127 as compared to $3,985,782 as of December 31, 2009. The components of this decrease of $3,328,655 are reflected below.

Cash Flow

	Nine months ended September 30,
	2010	2009
Net cash provided by (used in) operating activities	$1,892,476	$(4,781,857)
Net cash used in investing activities	(8,125,117)	(57,263)
Net cash provided by financing activities	3,058,918	5,639,673
Exchange rate effect on cash	(154,932)	5,881
Net cash inflow (outflow)	$(3,328,655)	$806,434

Net cash provided by (used in) Operating Activities

Cash has historically been generated from operations and short-term borrowings. The cash flow from operating activities was principally attributed to the net income generated during the nine months ended September 30, 2010, which was $9,430,247 and reduced inventories of $4,327,595, being more than offset by an increase of $15,086,489 of account receivables, the result of the higher revenue of $40,372,015 in the first nine months of 2010 over the comparable period in 2009, and reduced levels of accounts payable of $2,328,752.

Net cash used in Investing Activities

There were no significant needs for plant and facility replacement or expansion for nine months ended on September 30, 2010 and thus only $268,198 was purchased during that period.

On May 31, 2010, the Company entered into an Equity Ownership Transfer Agreement with Zhongshan Sanfan Electrical Appliance Co., Ltd. (“Sanfan”) and all the shareholders of Sanfan, pursuant to which the Company agreed to acquire and Sellers have agreed to sell 90% of the Sellers’ equity interest in Sanfan for cash consideration of approximately $12,000,000. The Company closed this acquisition on October 1, 2010.  As of September 30, 2010, the Company paid a total of $4,835,027 as an acquisition deposit to the shareholders of Sanfan, with the remaining portion of the purchase price to be paid by the end of 2011.

On July 15, 2010, the Company entered into an Equity Ownership Transfer Agreement with Jiangmen City Jinxinglong Electrical Appliance Co., Ltd. (“Jinxinglong”) and all the shareholders of Jinxinglong, pursuant to which the Company has agreed to acquire and Sellers have agreed to sell 100% of the Sellers’ equity interest in Jinxinglong for a cash consideration of approximately $15,000,000. The Company closed the acquisition on October 1, 2010. As of September 30, 2010, the Company paid a total of $3,021,892 as an acquisition deposit to the shareholders of Jinxinglong, with the remaining portion of the purchase price to be paid by the end of 2011.

Net cash provided by Financing Activities

Net cash provided by financing activities was $3,058,918, mainly from obtaining $4,969,906 net increased funding from bank loans and $3,413,249 net funding from stockholder and related parties, partially offset by the increase of $5,324,237 in notes receivables.

The following table reflects the Company’s short-term and long-term bank loans:

Name of Institution	Interest Rate	Term	Balance At September 30, 2010	Balance At December 31, 2009
Standard Chartered Bank	7.74%	120 days	$-	$96,942
China Construction Bank Zhongshan Branch	7.74%	120 days	1,061,874	1,966,759
China Construction Bank Zhongshan Branch	2.49%	July 2, 2010	-	2,896,517
China Construction Bank Zhongshan Branch	5.31%	July 1, 2011	2,984,585	-
Industrial and Commercial Bank of China	7.74%	120 days	5,684,190	3,194,680
Industrial and Commercial Bank of China	4.86%	December 16, 2010	1,193,834	-
Industrial and Commercial Bank of China	4.86%	December 23, 2010	1,492,292	-
Industrial and Commercial Bank of China	4.86%	December 30, 2010	1,790,751	-
CITIC Bank	5.84%	September 10, 2010	-	2,929,030
CITIC Bank	5.84%	August 25, 2011	2,686,126	-
CITIC Bank	5.84%	June 9, 2010	-	1,464,513
CITIC Bank	6.37%	June 9, 2011	447,688	-
Total Short-term Bank Loans			$17,341,340	$12,548,441

Industrial and Commercial Bank of China	5.40%	March 9, 2012	$298,458	$1,464,515
Industrial and Commercial Bank of China	5.40%	January 3, 2013	1,343,064	-
Total Long-term Bank Loans			$1,641,522	$1,464,515

Working capital at September 30, 2010 increased substantially to $10,208,783 from a deficit $1,242,215 at December 31, 2009, driven by higher level of accounts receivable of $15,618,654 and the effect of the debt conversion which occurred on April 1, 2010, which converted short term debt of $17,542,774 into common shares, all partially offset by lower inventories of $4,064,829.

During the second and the third quarters, the Company entered into two separate Equity Ownership Transfer agreements with two fan manufacturers. Pursuant to terms of the agreements, the Company acquired these two manufacturers for a cash consideration of approximately $12 million and $15 million, respectively. On October 1, the Company closed these two acquisitions and has made payment totaling $7,856,919 to the sellers of these two companies as of September 30, 2010. The remaining aggregate balances of $19,143,081 will be made according to the acquisition agreements, with the final installment due on December 31, 2011. We expect these funding requirements to be funded by current cash balances, cash from operation, bank borrowings and loans from stockholders. As of September 30, 2010, the Company had received from our stockholders and related parties totaling $4,809,116 as following:

September 30, 2010
Due to stockholders, unsecured and no interest	$1,575,891
Due to a related party - Cheung Kinwan , unsecured and no interest	682,385
Due to a related party – Li Weiqiu, unsecured and no interest	666,667
Due to a related party (Cheung Kinwai) with interest of 7.844%, due on May14, 2014	1,138,027
Due to a related party (Li Weiqiu) with floating interest rate, due on June 9, 2015	746,146
4,809,116

Less: Current portion	(3,203,702)

Due to stockholder & related parties under non-current liabilities	$1,605,414

In the future, the Company may periodically access funding from its shareholders, if such funds are made available, to fund its growth. The advances unsecured and non-interest-bearing could be repaid either by equity or cash flows from operating upon demand, based on further discussions with the stockholders and related parties.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Evaluation of Disclosure Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”), its principal executive officer, and Chief Financial Officer (“CFO”), its principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of September 30, 2010. Based on that evaluation, the CEO and CFO concluded that there had been substantial improvements of the Company’s disclosure controls and procedures and the manner in which information that is required to be disclosed in Exchange Act report is reported within the time period specified in the SEC’s rule and forms. However, during the course of preparing our financial statements, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of September 30, 2010 as deficiencies in the recording, accumulating and processing of transactions to permit the preparation of financial statements in accordance with generally accepted accounting principles on a timely basis may not permit compliance with our reporting obligations under the Exchange Act.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter which is the subject of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.   Legal Proceedings.

None.

Item 1A.   Risk Factors.

Not Applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults On Senior Securities.

None.

Item 4.  Reserved

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Title of Document

10.1	Form of Equity Ownership Transfer Agreement, dated July 15, 2010 (incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed on July 20, 2010)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

HOME SYSTEM GROUP

Date: November 15, 2010	By:	/s/ Lei Yu
Lei Yu
Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2010	By:	/s/ Jianming Xu
Jianming Xu
Chief Financial Officer (Principal Financial and Accounting Officer)