Form 10-K/A
period 2009-12-31
Home System Group
filed 2010-12-03
CIK 1172319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

There were a total of 67,490,166 shares of the registrant’s common stock outstanding as of December 03, 2010.

EXPLANATORY NOTE

The purpose of this Amended Annual Report on Form 10-K/A is to amend Part I Item 1, Part II Items 7 and 9A(T), and Part III, Items 10, 12, and 15 (together, the “Amended Items”) of our Annual Report on Form 10-K for the period ended December 31, 2009, which was filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2010 (the “Original 10-K”)

The Amended Items have been amended and restated in their entirety to respond to comments issued by the Securities and Exchange Commission and to supplement and clarify previous disclosures.  Except as stated herein, this Form 10-K/A does not reflect events occurring after the filing of the Original 10-K on March 29, 2010 and no attempt has been made in this Annual Report on Form 10-K/A to modify or update other disclosures as presented in the Original 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original 10-K and our filings with the SEC subsequent to the filing of the Original 10-K.

No other changes have been made to the Original 10-K.

HOME SYSTEM GROUP
FO RM 10-K
For the Fiscal Year Ended December 31, 2009

Index

SPECIAL NOTES REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements.  The forward-looking statements are contained principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.  These risks and uncertainties include, but are not limited to, the factors described in the Item 1A captioned “Risk Related to Our Business” elsewhere in this report.  In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements.  Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties.  Given these uncertainties, you should not place undue reliance on these forward-looking statements.  These forward-looking statements include, among other things, statements relating to:

•	our expectations regarding the market for household appliances, fans, lightings and gas grills;
•	our expectations regarding the continued growth of the household appliance, fans and grills industry;
•	our beliefs regarding the competitiveness of our products;
•	our expectations regarding the expansion of our manufacturing capacity;
•	our expectations with respect to increased revenue growth and our ability to maintain profitability resulting from increases in our production volumes;
•	our future business development, results of operations and financial condition; and
•	competition from other manufacturers of small household appliance products.

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

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to:

•
“Home System,” “we,” “us,” “group” or “our,” are references to the combined business of Home System Group and its direct and indirect subsidiaries: Home System Group, Inc., a BVI company, or HSG; Holy (HK) Limited, a Hong Kong holding company, or Holy HK; Oceanic International (Hong Kong), Ltd., a Hong Kong company, or OCIL; Oceanic Well Profit, Inc., a Chinese operating company, or Well Profit; Asia Forever Investment Limited, a Hong Kong holding company, or Asia Forever; and Zhongshan City Weihe Appliances Co., Ltd., a Chinese operating company, or Weihe;

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

Index

PART I
ITEM 1. OUR BUSINESS

Our Corporate History

The Company, formerly named Supreme Realty Investments, Inc. (“Supreme”), is incorporated in the State of Nevada.   On August 4, 2006, Supreme was a public shell company and acquired Home System Group, Inc. (“HSGI”). HSGI was incorporated as a limited liability company in the British Virgin Islands on February 28, 2003.  HSGI was inactive until June 30, 2006 when HSGI acquired all the outstanding stock of Oceanic International (HK) Limited (“OCIL”).  OCIL is an operating company, organized under the laws of Hong Kong on June 23, 2004 for the purpose of distributing gas grills, home electronic appliances and bin racks. Since the ownership of HSGI and OCIL was the same, the merger was accounted for as a transaction between entities under common control, whereby HSGI recognized OCIL’s assets and liabilities transferred at their carrying amounts.

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

 On January 31, 2007, the Company acquired Holy (HK) Limited (“Holy”) and its wholly-owned subsidiary, Oceanic Well Profit, Inc. (“Well Profit”).   Holy was incorporated in Hong Kong on September 26, 2006 for the purpose of being a holding company.  Holy was inactive until October 26, 2006 when Holy acquired all the issued and outstanding stock of Well Profit. Since the stockholders of Holy and Well Profit were related, and the control of the merged entity remained with the management of Well Profit, the merger was accounted for as a transaction between entities under common control, whereby Holy recognized Well Profit’s assets and liabilities transferred at their carrying amounts.  The consolidated financial statements combine the historical financial statements of Holy and Well Profit as if the merger occurred at the beginning of the periods presented. Under the terms of the merger agreement, the stockholders of Holy received $3,000,000 and 42,500,000 shares of voting common stock of the Company in exchange for 100% of Holy’s outstanding common stock. For accounting purposes, the acquisition has been treated as an acquisition of HSGI by Holy and as a recapitalization of Holy. The historical financial statements prior to January 31, 2007 are those of Holy. Share and per share amounts have been retroactively adjusted to reflect the acquisition.

On October 1, 2008, the Company purchased from the shareholders of Asia Forever Investment Limited (“Asia Forever”) all of Asia Forever’s outstanding stock for approximately $39.5 million.  Asia Forever had been incorporated as a limited liability company on April 1, 2008 in the Hong Kong Special Administrative Region, and it has 100% ownership interest of Zhongshan City Weihe Appliances Co., Ltd. (“Weihe”).

Index

Current Operations

Home System Group is a Nevada holding company which has its operations based exclusively in China. As of December 31, 2009, we have three operating subsidiaries: OCIL, Well Profit and Weihe.

Below is our Corporate Hierarchy Chart:

Well Profit and Weihe are Wholly Foreign Owned Enterprises, established in China under the relevant laws of China with their capital fully invested by Foreign Investors.  Well Profit was incorporated in PRC and obtained a business license on April 5, 2006 to manufacture and sell gas grills, fans, lightings, small home appliances and hardware. It is 100% owned by Holy (HK) Limited (“Holy”), which is a Hong Kong Limited Liability Company. Weihe was established in October 1998, and obtained a business license to manufacture, and sell fans and lightings. It is 100% owned by Asia Forever Investment Limited (“Asia Forever”), which is a Hong Kong Limited Liability Company acquired by Home System on October 1, 2008. In addition, because Weihe and Well Profit are Wholly Foreign Owned Enterprises, in compliance with Chinese laws and regulations, Well Profit and Weihe have each obtained the certificate of approval for establishment of enterprises with investment by Taiwan, Hong Kong, Macao and overseas companies from Guangdong administrative authorities.

We believe that the Company has obtained all the approvals and authorizations necessary to conduct business within our business scope in the PRC.

Our Products

We are primarily engaged in the production and distribution of a variety of household appliances, stainless steel gas grills and ovens, ceiling fans, lamps and skateboards to distributors, who sell them to large retailers in United States, Europe and Australia.

Our barbeque grills are made of stainless steel and other durable materials and use natural gas as fuel. Our barbeque grills are sold to distributors who sell them mainly to retailers in the United States. We design the burners in order to have safe combustion and save gas. We believe that our grills are stylish, elegant and are convenient to use. For the fiscal years ended December 31, 2009 and 2008, 23.6% and 17.6% of our sales revenue, respectively, came from this product line.

Index

Decorative ceiling fans and lamps also became our feature products when we acquired Weihe in October, 2008, which is an exported-oriented manufacture and distributor of small household appliances. We can produce up to four million decorative ceiling fans and six million units of lamps per year. In 2009, the sales from fans and lamps were $37,543,116, contributing 60.7% of our sales revenue.

Manufacturing

Our products are manufactured in 742,000 square feet of plant facilities in Guangdong Province, China.  Our plants include purchasing, technology, quality control and production, and workshops for assembling, welding and stamping.  Our production facilities have over 300 units of imported and domestic advanced production and testing equipment, including an electrostatic spraying production line and semi-automatic routine assembly line.  We currently operate five barbeque production lines, with a total annual production capacity of approximately 650,000 units; two skateboard production lines, with a total annual production capacity of approximately 1,000,000 skateboards.  Our manufacturing facilities are designed to operate efficiently while maintaining workplace safety and environmental compliance standards.

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

Our distributors also require that our products carry a UL Mark (Underwriters Laboratory) or a CE (mandatory conformity) Mark. Underwriters Laboratories, Inc. evaluates products, components, materials and systems for compliance to specific requirements, and permits acceptable products to carry the UL Mark, as long as they remain compliant with such standards.  All our products are UL or CE certified.

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

Index

Our Major Customers

We sell products to consumer products distributors who in turn sell the products to worldwide large retailers such as Home Depot, Lowe’s, and Costco. Two of our largest customers, Zhongshan City Heng Bao Trading Co., Ltd and Waiyi (HK) Limited,  accounted for approximately 62% and 32% of our annual sales, respectively, during 2009.

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

Weihe’s major competitors:

	Name	Product	Annual Output (Estimated)
1	Zhongshan Kong Luen Wah Hoi Electrical Appliance Co., Ltd	Fans	2,000,000 units
2	Zhongshan Jianlun Electrical Appliance Co., Ltd	Fans	1,500,000 units
3	Shunde Xianhua Fan Manufacturer Company	Fans	1,200,000 units
4	Zhongshan Xinfeng Electrical Appliance Co., Ltd	Fans	1,000,000 units

Well Profit’s major competitors:

	Name	Product	Annual Output (Estimated)
1	Taishan Guanrong Metal Products Co., Ltd	Grills	400,000
2	Yangjiang Xinli Company Limited	Grills	300,000
3	Shunde Kangbao Company Limited	Grills	150,000

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

Index

•           Established Distributor Relationships with Major Retailers. Our customers are distributors who sell our high quality products to major retailers.  As a result, our products are sold in well-known retailers such as Wal-Mart, Home Depot, Lowe’s, Whalen Storage, Lightdecor, Costco, Street-Surfing, Target and Leroy Merlin.  Due to our close relationships with our distributors, we expect our arrangements with our distributors to continue for the foreseeable future.

•           Distinctive Location Advantage. Our production facilities are located in Zhongshan, an important manufacturing base in China with stable regional policies and a healthy economic environment. It also provides us with a stable and high quality labor pool which enables the Company to grow and expand without concerns of increasing labor cost and shortage of qualified personnel.

Regulation

Because our operating subsidiaries are located in the PRC, we are regulated by its national and local laws. We do not currently face any significant government regulation in connection with the production of our products and we do not require any special government permits to produce our products other than those permits that are required of all corporations in China. The following sets forth a summary of the most significant regulations or restrictions that affect our business activities.

Under current PRC laws and regulations, PRC enterprises may pay dividends only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations.  In addition, PRC enterprises in China are required to set aside at least 10% of their after-tax profit based on PRC accounting standards each year to a general reserve until the cumulative amount of such reserve reaches 50% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a company has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

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

Index

Environmental Matters

China’s environmental laws require all manufacturing enterprises to submit an environmental impact report to the relevant environmental protection authority before starting production operations. In addition, manufacturing enterprises must engage professional environmental organizations to monitor and report on pollutants emission regularly. We do not believe that our facilities are impacted by the various pollution control regulations with respect to noise and air pollution and the disposal of waste and hazardous materials because our production process does not generate industrial pollutants.  Our production process primarily involves the forming of steel and assembly of product.  We are not currently subject to any pending actions alleging any violations of applicable PRC environmental laws. Home System is required to comply with applicable hygiene and safety standards in relation to our production processes and we are in compliance with all the regulations and standards.

Foreign Currency Exchange

We are subject to PRC’s foreign currency regulations.  The PRC government has controlled Renminbi reserves primarily through direct regulation of the conversion of Renminbi into other foreign currencies.  Although foreign currencies, which are required for “current account” transactions, can be bought freely at authorized PRC banks, the proper procedural and documentation requirements prescribed by PRC law must be met.

Regulation of Foreign Exchange in Certain Onshore and Offshore Transactions

In October 2005, the State Administration of Foreign Exchange (“SAFE”) issued the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-raising and Return Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or SAFE Notice 75, which became effective as of November 1, 2005. SAFE Notice 75 states that PRC residents, whether natural or legal persons, must register with the relevant local SAFE branch prior to establishing or taking control of an “offshore special purpose company” established for the purpose of overseas equity financing with the enterprise assets or interests they hold in China. Under Notice 75, a “special purpose vehicle” refers to an offshore entity established or controlled, directly or indirectly, by PRC residents for the purpose of seeking offshore equity financing using assets or interests owned by such PRC residents in onshore companies.

PRC residents are required to complete amended registrations with the local SAFE branch upon: (i) injection of equity interests or assets of an onshore enterprise to the offshore entity, or (ii) subsequent overseas equity financing by such offshore entity. PRC residents are also required to complete amended registrations or filings with the local SAFE branch within 30 days of any material change in their shareholding or capital of the offshore entity, such as changes in share capital, share transfers and long-term equity or debt investments or providing security, and these changes do not relate to return investment activities. PRC residents who have already organized or gained control of offshore entities that have made onshore investments in the PRC before SAFE Notice 75 were to promulgated must register their shareholdings in the offshore entities with the local SAFE branch on or before March 31, 2006.

Under SAFE Notice 75, PRC residents are further required to repatriate into the PRC all of their dividends, profits or capital gains obtained from their shareholdings in the offshore entity within 180 days of their receipt of such dividends, profits or capital gains. The registration and filing procedures under SAFE Notice 75 are prerequisites for other approval and registration procedures necessary for capital inflow from the offshore entity, such as inbound investments or shareholders loans, or capital outflow to the offshore entity, such as the payment of profits or dividends, liquidating distributions, equity sale proceeds, or the return of funds upon a capital reduction.

To further clarify the implementation of Notice 75, the SAFE issued Notice 124 and Notice 106 on November 24, 2005 and May 29, 2007, respectively. Under Notice 106, PRC subsidiaries of an offshore special purpose company are required to coordinate and supervise the filing of SAFE registrations by the offshore holding company’s shareholders who are PRC residents in a timely manner. If these shareholders fail to comply, the PRC subsidiaries are required to report the shareholders to the local SAFE authorities. If the PRC subsidiaries of the offshore parent company do not report to the local SAFE authorities, they may be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to their offshore parent company and the offshore parent company may be restricted in its ability to contribute additional capital into its PRC subsidiaries. Moreover, failure to comply with the above SAFE registration requirements could result in liabilities under PRC laws for evasion of foreign exchange restrictions.

Index

The Company’s PRC resident shareholders, including our Chairman, have filed the initial registrations with the local SAFE branch as required under SAFE regulations in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. Thus we do believe that the Company has incurred a liability because of noncompliance with Notice 75 under SAFE registration procedures. However, the Company cannot provide any assurances that our PRC resident shareholders have made all applicable amended registrations in compliance with SAFE Notice 75. The Company has little control over either our present or prospective direct or indirect PRC resident shareholders or their completion of such amended registration procedures. The failure or inability of our PRC resident shareholders to comply with the applicable SAFE registration requirements may subject these shareholders or the Company to fines, legal sanctions and restrictions described above. Moreover, because of uncertainty over how Notice 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies.

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

Index

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operation

All amounts, other than percentages, in U.S. dollars

	Year ended December 31, 2009	Year ended December 31, 2008	Increase (Decrease)	Percentage Increase (Decrease)
Net sales	$61,828,792	$51,926,205	$9,902,587	19.1%
Costs of sales	45,875,295	43,491,550	2,383,745	5.5%
Gross profit	15,953,497	8,434,655	7,518,842	89.1%
General selling and administrative expenses	5,437,139	3,645,135	1,792,004	49.2%
Income from operations	10,176,978	4,704,675	5,472,303	116%
Other income	4,369,287	69,880	4,299,407	N/A
Interest income (expense), net	(2,242,517)	12,692	(2,255,609)	N/A
Income before taxes	12,303,748	4,788,421	7,515,327	157%
Income taxes	(2,977,716)	(720,756)	(2,256,960)	N/A
Net income	$9,326,032	$4,067,665	$5,258,367	129.3%

Sales Revenue

Total consolidated sales for the year ended December 31, 2009 increased by $9,902,587 as compared to year ended December 31, 2008. The increase was driven by the higher sales of fans and lamps of $25,347,020 over the comparable period of 2008 due to the acquisition of Weihe, which occurred in October, 2008. These increased sales are partially offset by a decrease of $18,178,897 of Well Profit’s revenue which was due to approximately $10 million of sales in 2008 of raw material recorded in 2008 which did not repeated in 2009 and a decrease of $5,556,149 in the sales of skateboards.

Index

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

The reasons for the major revenue variance for each segment are as follows:

Barbeque sets –In 2008, due to the downturn of international economy, the orders from international customers for barbeques grills decreased dramatically. Also, as a result of the higher raw material prices, production of barbeque grills experienced operating losses and the sales were deemphasized by the Company.  In response the Company increased the promotion and thus sales of other products, such as skateboards, in order to offset the adverse impact of the lower sales of barbeques. In 2009, with the recovery of global economy and lower raw material costs, production of barbeque grills regained profitability and the Company’s management decided to refocus on the production of barbeque grills.

Skateboards – As per above, in 2008, the Company promoted orders of skateboards.

Other home appliances – the revenue is from small home appliances, lightings and lamps which are produced by Weihe. In 2009, this segment benefited from the full year contribution of Weihe, which was acquired in October, 2008. This resulted in higher sales of home appliances of $25,347,020 over the comparable 2008 period, partially offset by the approximately $10 million sales of raw material in 2008 that were not repeated in 2009 and other general weakness in the sales of some home appliances.

Costs of Sales and Gross Profit

	Year ended December 31,
	2009	% of Sales Revenue	2008	% of Sales Revenue
Cost of Sales	$45,875,295	74.2%	$43,491,550	83.8%
Gross Profit	$15,953,497	25.8%	$8,434,655	16.3%

The Company reported cost of sales of $45,875,295 for the year ended December 31, 2009, an increase of $2,383,745 from the corresponding 2008 level.  This increase was primarily the result of the full year effect of the October, 2008 acquisition of Weihe, which had $26,683,729 of cost of sales in the year of 2009 compared to $8,637,783 in 2008, offset by lower cost of sales of skateboards and raw materials of $18,393,490 due to its lower revenue over the comparable 2008 period and lower cost of sales, as a percentage of revenue. Cost of sales as a percentage of revenue for the year ended December 31, 2009 decreased to 74.2% from the 83.8% in the prior fiscal year, largely as a result of the full year benefit of Weihe’s lower cost of sales as a percentage of revenue, which was 71.1% in 2009. The Company’s other operations had a lower cost of sales as percentage of revenue for the year of 2009 of 78.1%, compared to 88.2% during the prior year. This improvement was largely due to decreased cost of raw materials, such as steel, in part due to increased volumes purchased due to the Weihe acquisition and the increasing efficiency in our production scheduling and material handling.

Index

General Selling and Administrative Expenses

The Company’s general selling and administrative expenses increased by $1,792,004 for the year ended December 31, 2009, as compared to the prior year. This amount was higher primarily due to the full year effect of Weihe’s selling and administrative costs, which were $1,670,523 higher than in 2008 due to its acquisition in October, 2008.

 Income from Operations

Income from operations increased by $5,472,303 for the year ended December 31, 2009, as compared to year ended December 31, 2008, largely due to the increased revenue and operating profit resulted from the Weihe acquisition, and the lower cost of raw materials and increasing efficiency in our production process which benefited the Company’s gross profit.

Other Income

Other income increased by $4,299,467 for the year ended December 31, 2009 as compared the comparable periods in 2008, largely due to the $2,356,327 of gain on transfer of fixed assets that reduced the level of debt outstanding of the Company due to Weihe acquisition in 2008. In August 2009, the Company transferred certain building assets and land use right to former shareholders of Asia Forever, the previous owner of Weihe. These assets were valued at the time of their transfer at $6,087,312, and the outstanding balance of the Notes due was reduced by this amount. There also was a gain in 2009 of $1,372,121due to a reduction in the Company’s rent expense accrual resulting from the Chinese government’s stimulus plan, in which the landlord, Oceanic International (Zhongshan), received free land use right from the government and a tax rebate to stimulate regional economic development.

Interest Expense, Net

Net interest expense increased by $2,255,209 for the year ended December 31, 2009 as compared to the prior year 2008, reflected the costs of the amortization of deferred finance cost pertaining to the Weihe acquisition and the higher bank borrowings, which supported the Company’s increased level of business operations resulting from that acquisition.

Net Income before Income Taxes

The Company reported net income before taxes of $12,303,748 for the year of 2009, representing an increase of $7,515,327 from the pre-tax gain of $4,788,421 recorded during year of 2008. These increases were primarily driven by the higher operating profits resulting from the Weihe acquisition, improved gross profit and other income as discussed above.

Index

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

Net income before taxes of barbeque grills improved to $1,145,992 in 2009 from the net loss in 2008, primarily from the higher revenue of $5.4 million and improved gross profit margin due to lower raw material costs and improved production efficiency as discussed above.

Net income before taxes of skateboards decreased to $563,917 in 2009 resulted from the lower revenue as discussed above.

Net income before taxes of other home appliances was $8,878,445 in 2009, an increase of $1,082,366 as compared to the same period of 2008. This primarily resulted from the net revenue increase of $10 million as discussed above.

Net income before taxes of Corporate segment was $1,715,394, an increase of $2,612,029 from the loss in 2008 due to the other income including gain of transfer of the building $2,356,237 and income on reversal of the rent accrual of $1,372,121 as discussed above, partially offset by the expense for professional services rendered in United States as well as the deferred interest expense of $1,249,917 recognized on the Notes payable pertaining to the acquisition of Weihe.

Taxes

The Company recorded a tax provision of $2,997,716, representing 24.2% of its pre-tax income.  This is an increase over the 2008 tax provision of $720,756, due to the $7,515,327 increase in the 2009 pre-tax income, and the effect of $331,422 the amortization deferred finance cost pertaining to Weihe acquisiton not being deductible .

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

Index

Cash Flow

	Year Ended December 31,
	2009	2008
Net cash provided by (used in) operating activities	$12,605,750	$(17,406,207)
Net cash used in investing activities	(1,682,718)	(936,978)
Net cash provided by (used in) financing activities	(8,582,967)	19,107,419
Exchange rate effect on cash	36,177	24,232
Net cash inflow	$2,376,242	$788,466

Net cash provided by (used in) operating activities

Cash has historically been generated from operations and short-term borrowings. The positive cash flows from operating activities were principally attributed to the net income generated during the year ended December 31, 2009, which was $9,326,032, and also the decrease of $$7,820,883 in trade receivables because a large order shipped in fourth quarter of 2008 was not repeated in corresponding 2009 period. These benefits were partially offset by the net reduced level of bills payable, accounts payable, and other payables accrued expenses, totaling $5,965,943.

Net cash used in investing activities

In the fourth quarter of 2009, the Company spent $2,416,218 on the purchase of metal fabrication machines. Combined with the refund of an acquisition deposit of $733,500, net cash used in investing activities was $1,682,718.

Net cash provided by (used in) financing activities

As of December 31, 2009, the net cash used in financing activities was $8,582,967, primarily due to the $15,419,051 for repayment of notes payable, partially offset by the net increases in bank loans of $2,688,108 and advances from stockholder of $3,174,756.

Working capital at December 31, 2009 was approximately $(1,242,215) as compared to $(10,028,127) at December 31, 2008, reflecting the reduced level of current notes payable of $14,961,763 and lower accounts and bills payables of $8,416,439, partially offset by a reduction in trade accounts receivable.

Index

The following table reflects the Company’s short-term and long-term bank loans:

Name of Institution	Interest Rate	Term	December 31, 2009	December 31, 2008
Standard Chartered Bank	7.74%	120 days	$96,942	$-
China Construction Bank Zhongshan Branch	7.74%	120 days	1,966,759	-
China Construction Bank Zhongshan Branch	2.49%	July 2, 2010	2,896,517
Industrial and Commercial Bank of China	7.74%	120 days	3,194,680	-
CITIC Bank	5.84%	September 10, 2010	2,929,030	-
CITIC Bank	5.84%	June 9, 2010	1,464,513	-
CITIC Bank	7.62%	October 9, 2009	-	2,934,000
Bank of Communication	10.34%	90 days	-	676,710
Guangdong Development Bank	10.34%	90 days	-	2,312,593
Standard Chartered Bank	10.74%	90 days	-	267,045
Industrial and Commercial Bank of China	6.21%	January 22, 2009	-	3,667,500
Industrial and Commercial Bank of China	6.21%	January 16, 2009	-	1,467,000
Total Short-term Bank Loans			$12,548,441	$11,324,848

Industrial and Commercial Bank of China	5.40%	March 9, 2012	$1,464,515	-
Total Long-term Bank Loans			$1,464,515	$-

As of December 31, 2009, the Company owned to individual stockholder and related parties a total of $5,349,329 as following:

December 31, 2009
Due to stockholder, unsecured and no interest. due before June 30, 2010	$3,979,971
Due to a related party (Cheung Kinwai) with interest of 7.844%, due on May14, 2014	1,369,358
Total	5,349,329

Less: Current portion	(4,040,896)

Due to stockholder & related parties under non-current liabilities	$1,308,433

On May 14, 2009, the Company received a loan from Cheung Kinwai, a shareholder and director of the Company, with an interest rate 7.844%, due on May 14, 2014.  The Company is required to make monthly payments of approximately $29,280 for principal amount and interest. As of December 31, 2009, the amount due was $1,369,358, with a principal amount of $248,049 due within twelve months.

Index

In the future, the Company may periodically access funding from its shareholders, if such funds are made available, to fund its growth. The Company incurs operating expenses in U.S. including office rent, payroll expenses, audit and legal expenses and other administrative expenses. However, the Company has not established a U.S. disbursement account in part due to PRC’s foreign currency regulations. Chinese foreign exchange restrictions require a company to provide certain documents to State Administration of Foreign Exchange, banks and tax department, including employment agreements, invoices and tax forms, to obtain approval. In the view of this, the management decided it would be more efficient and cost effective to let one shareholder who has a U.S. disbursement account pay the expenses for the Company. As a result, foreign exchange restrictions have not impacted our liquidity and capital resources and if necessary, the Company could elect to directly fund these disbursements. The advances from the shareholder can be repaid either by equity or cash flows from operations, based on discussions with the stockholder. For example, on April 1, 2010, The Company entered into a Debt for Equity Conversion Agreements with various debt holders, including shareholders who also held debt, who converted certain loans, including those resulting from US dollar disbursements, into the Company’s common shares at a share price of $3.50 in order to reduce the Company’s debt and the related repayment requirement.

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

In December 2007, the FASB issued ASC Topic 805, “Business Combinations”, to establish principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement was effective for the Company beginning January 1, 2009.

In December 2007, the FASB issued ASC Topic 810, “Consolidation”, to establish accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. It also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This standard  is effective for the Company beginning January 1, 2009. The Company adopted the new standard on January 1, 2009, and the implementation of the new standard did not have a significant impact on the Company’s financial position or results of operations.

Index

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

In June 2008, the FASB issued ASC Topic 260, “Earnings per Share”, regarding determining whether instruments granted in share-based payment transactions are participating securities. This provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company does not currently have any share-based awards that would qualify as participating securities. Therefore, application of this is not expected to have an effect on the Company’s financial reporting.

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

Index

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”), its principal executive officer, and Chief Financial Officer (“CFO”), its principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of December 31, 2009. Based on that evaluation, the CEO and CFO concluded that there had been substantial improvements of the Company’s disclosure controls and procedures and the manner in which information that is required to be disclosed in Exchange Act report is reported within the time period specified in the SEC’s rule and forms. CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

In connection with their review of our internal controls over financial reporting for the fiscal year ended December 31, 2009, our management concluded that in 2009, there are substantial improvements on our internal control over financial reporting:

•           We have accounting personnel with direct oversight responsibility to document and review financial information, who analyze and reconcile certain accounts on a periodic basis, and set up accounting systems to provide information related to expenditures on a project-by-project basis;

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

Index

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

Lei Yu  Mr. Yu, age 46, graduated from Zhejiang University of Technology with a B.S. degree in Mechanical Engineering in 1983. In 2002, he received a MBA degree from Xiamen University. From September, 2007 to August, 2008, he was the Vice President of China Wallink Investment Group (“Wallink”), where he oversaw the operational and financial activities of Wallink’s portfolio companies, and subsequently was pursuing completing a Doctorate thesis at Wuhan University Law School. From October, 2005 to August, 2007, Mr. Yu was a Senior Vice President of Ever Fortune International Holding Limited (“Ever Fortune”) where he directed its transition to an infrastructure construction company including road, harbor, and bridge construction. He also restructured Ever Fortune’s capital structure.  From January, 2001 to September, 2005, Mr. Yu was the director of the investment bank department of China Taisheng Investment Holding Limited (“Taisheng”), where he managed Taisheng’s merger and acquisition activities. During the period from July, 2002 to June, 2003, he was appointed by Taisheng to be the Chief Executive Officer of one of Taisheng’s portfolio companies-Hebei Huda Technology & Education Development Co., Ltd.

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

Index

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

Weiqiu Li was appointed Chief Executive Officer of the Company on August 17, 2006 and resigned as our CEO on September 24, 2008.  He was appointed Chairman of Board of Directors on November 30, 2009. Now he is serving as Vice President for Zhong Shan West District Chamber of Commerce.  Mr. Li received a Bachelor degree in Economic Management from Guangdong Radio & TV University, and studied Automation Control at the South China University of Technology from 1993 to 1995.   Mr. Li was selected as a director because of his more than 20 years experience in product design, research and development, production, management and international trade negotiations.

Kinwai Cheung was appointed as our Chief Financial Officer on August 17, 2006 and resigned as our CFO on September 24, 2008. He is now serving the company as the director on the board. Since June, 2004, Mr. Cheung has also served as the Administrative Manager of one of our subsidiaries, Oceanic International Company Limited.  Prior to this time, Mr. Cheung served as the Chairman and Chief Executive Officer of Kang Teng Trading Company Limited in Zhongshan City, China, from May, 1998 to May, 2004.  Mr. Cheung received a Bachelor degree in Business Administration from the Zhongshan City Shunwen College in 1989.  Mr. Cheung was selected as a director because of his intensive knowledge of the Company’s current and historical operations.

Yiming Zhu, 47, is a Chinese Certified Accountant-Senior Level.  He graduated from Hangzhou Dianzi University with a degree in Economics in July, 1986 and in 1996, he received a Master degree in Construction Management from the same school.  Since 1988, he has been working in China Electronic Corporation (“CEC”).  CEC is the largest state-owned information technology company in China, with over 60 subsidiaries around the world.  In September, 2008, he was appointed to be the President of Amoi Electronics Co., Ltd., one of the CEC’s subsidiaries, where he provides executive leadership for the company’s strategy and operations with full income responsibility.  From April, 2007 to September, 2008, he was the Vice President of Panda Electronics Group Co., Ltd, one of the subsidiaries of CEC, where he oversaw the company’s accounting department and streamlined the accounting and billing activities, improving efficiency and profitability.  From 1988 to 2007, Mr. Zhu worked in various financial roles of increasing responsibility with CEC.  Mr. Zhu was selected as a director because of his experience serving in leadership positions at CEC and his proficiency in accounting matters.

Huafeng Chen, 35, is a Chinese Certified Accountant-Medium Level.  He graduated from Hunan University with a degree in Accounting in July 1997.  Since September, 2004, he has been the director of Internal Control department in China Nepstar Chain Drugstore Ltd., which is listed on NYSE.  He is in charge of the management of overall accounting operations and internal control system set up over the financial system.  From June, 2002 to February, 2004, he was the director of Internal Control department and also the financial manager in accounting department in China Resources Vanguard Co., Ltd, where he provided leadership in internal control system and financial system management.  From April, 2000 to May, 2002, he was a project manager in Huatian Hotel Co., Ltd, where he oversaw projects’ cost management and analysis.  Mr. Chen was selected as a director because of his experience serving in financial reporting positions at a US publicly traded company with operations in China.

Index

Yidong Xiao, 34, is a Chinese Certified Public Accountant and Certified Tax Agent.  He graduated from Hunan University with a degree in Accounting in July, 1996.  Since November, 2006, he has been the director of the audit department in Shenzhen Yuanfeng Co., Ltd., a public accounting firm, where he works as an auditor responsible for audits and verification of client companies’ financial statements.  Shenzhen Yuanfeng Co., Ltd. does not provide any services to Home System Group.  From November, 2000 to November, 2006, Mr. Xiao was a senior manager in accounting department of Hunan Yixin Chuanghui Co., Ltd.  From September, 1997 to October, 2000, he worked as a staff accountant in Guangzhou Xinda Industrial Co., Ltd., where he was in charge of general accounting.  From July, 1996 to September, 1997, he was an accountant in Hunan Hengyang Secondary Construction Engineering Company Limited.  Mr. Xiao was selected as a director because of his knowledge of accounting principles, as demonstrated by his education and current career serving as a director of a Chinese public accounting firm.

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

Director Independence

The Board has determined that Yidong Xiao, Yiming Zhu an d Huafeng Chen are independent directors under the standards and definitions of the NASDAQ Stock Market.

Audit Committee

On November 30, 2009, the Board established an audit committee and adopted a charter for the governance of the Audit Committee of the Board.  The audit committee is responsible for (i) recommending independent accountants to the Board, (ii) reviewing our financial statements with management and the independent accountants, (iii) making an appraisal of our audit effort and the effectiveness of our financial policies and practices and (iv) consulting with management and our independent accountants with regard to the adequacy of internal accounting controls.  The Committee is composed of directors from the Board who are “independent” of management of the Company as provided by applicable law and regulations.  The members of the Audit Committee are Messrs. Yidong Xiao, Yiming Zhu and Huafeng Chen. Mr. Xiao has been appointed as the Chairman of the Audit Committee.  The Board has determined that Mr. Xiao Yidong is qualified to serve, and does serve, as the audit committee financial expert.

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

Index

Annual Meeting

The Company has not held an annual meeting for several years, which is contrary to Nevada law and the Company’s bylaws.  In recent years, management has believed it has been in the best interest of the Company to not hold annual meetings in order to save the legal, filing, and mailing expenses which are necessary in order to hold an annual meeting.  As a result of the Company’s failure to hold an annual meeting, shareholders have not had an opportunity to vote on whether to retain the current directors who made the decision to not hold annual meetings.  Nevada law permits shareholders holding 15% of the voting power of the Company to apply to Nevada’s district court to order to Company to hold an annual meeting.

Management has recently decided to hold an annual meeting in 2011 to elect directors.

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

Name and Address Beneficial Owner(1)	Office, If Any	Title of Class	Number and Nature of Beneficial Ownership	Percentage of Class
Directors and Officers
Weiqiu Li,	Chairman	Common Stock	12,080,000	19.33%
Kinwai Cheung,	Director	Common Stock	10,260,000	16.42%

All officers and directors as a group (2 persons named above)			22,340,000	35.75%

5% Securities Holders
Total Shine Group Ltd.(2)		Common Stock	5,117,277	8.19%
Arjuno Investment Ltd.(3)		Common Stock	3,349,794	5.36%

Index

(1)
Unless otherwise specified, the address of each of the persons set forth below is in care of Home System Group, Oceanic Industry Park, Shang Gang Highway, Gang Kou Town, Zhongshan City, Guangdong Province, P.R. China.

(2)	Yang Congxi has voting and investment control over the shares held by Total Shine Group Ltd.
(3)	Li Xiyan has voting and investment control over the shares held by Arjuno Investment Group.

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

Index

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

Index

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

10.8	Form of Promissory Note dated as of October 1, 2008 (Incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K, filed on October 2, 2008)

10.9*	Property Lease Agreement between Jiao Liming and Zhongshan City Weihe Appliances Co., Ltd.

10.10*	Property Lease Agreement between Oceanic International (Zhongshan) Co., Ltd. and Oceanic Well Profit, Inc.

14	Business Ethics Policy and Code of Conduct, adopted July 31, 2007. (Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed August 6, 2007)

Index

21.1	List of Subsidiaries(incorporated by reference to Exhibit 21.1 of the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 29, 2010)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed with this Report.

Index

SIGNATURES

In accordance with Section 13 or Section 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME SYSTEM GROUP
Date: December 3, 2010
/s/ Lei Yu
Lei Yu
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of December 3, 2010.

SIGNATURE	TITLE

/s/ Lei Yu	Chief Executive Officer
Lei Yu

/s/ Jianming Xu	Chief Financial Officer
Jianming Xu

/s/ Weiqiu Li	Chairman
Weiqiu Li

/s/ Kinwai Cheung	Director
Kinwai Cheung

/s/ Yiming Zhu	Independent Director
Yiming Zhu

/s/ Yidong Xiao	Independent Director
Yidong Xiao

/s/ Huafeng Chen	Independent Director
Huafeng Chen