Form 10-K
period 2011-12-31
Home System Group
filed 2013-03-06
CIK 1172319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☐              No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐          Non-Accelerated Filer ☐          Accelerated Filer ☐          Smaller Reporting Company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐        No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 29, 2011 was $4,831,067.

There were a total of 67,490,166 shares of the registrant’s common stock outstanding as of December 31, 2012.

HOME SYSTEM GROUP
FORM 10-K
For the Fiscal Year Ended December 31, 2011

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements.  The forward-looking statements are contained principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  The risks and uncertainties include, but are not limited to the factors described in Item 1A captioned “Risk Factors” elsewhere in this report.  In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements.  The forward-looking statements contained in this report reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties.  Given these uncertainties, you should not place undue reliance on these forward-looking statements.  These forward-looking statements include, among other things, statements relating to:

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

Also, the forward-looking statements contained in this report represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we reference in this report, or that we filed as exhibits to this report, completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to:

•  “Home System,” “we,” “us,” “group” or “our,” are references to the combined business of Home System Group and its direct and indirect subsidiaries: Home System Group, Inc., a BVI company, or “HSGI”; Holy (HK) Limited, a Hong Kong holding company, or “Holy HK”; Oceanic International (Hong Kong), Ltd., a Hong Kong company, or “OCIL”; Oceanic Well Profit, Inc., a Chinese operating company, or “Well Profit”; Asia Forever Investment Limited, a Hong Kong holding company, or “Asia Forever”; and Zhongshan City Weihe Appliances Co., Ltd., a Chinese operating company, or “Weihe”;
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

PART I

ITEM 1. OUR BUSINESS

Overview

Home System Group (the “Company”) is a Nevada holding company which has its operations  exclusively in China.  These operations are primarily the production of a variety of household products, including ceiling fans and lighting fixtures, stainless steel gas grills and tool storage boxes and cabinets. Our products are sold through retailers in America, Europe, Australia and Asia. Most of our products are original equipment manufacturer ("OEM") products, meaning they are designed and manufactured to specifications supplied by  end retailers and sold by retailers under their brand names.

We have three operating subsidiaries: Oceanic International (HK) Limited (“OCIL”). Oceanic Well Profit, Inc. (“Well Profit”) and Zhongshan City Weihe Appliances Co., Ltd (“Weihe”). Our products are manufactured by Well Profit and Weihe, each of which has a manufacturing facility  in Zhongshan City, Guangdong Province, China.

Well Profit was incorporated in the People’s Republic of China (“PRC”) on April 5, 2006 for the purpose of manufacturing gas grills and other home electronic appliances. It is located on approximately 377,000 square feet of land in Oceanic Industry Park, Zhongshan City, China and currently operates five barbeque production lines, with  annual production capacity of approximately 650,000 grills, and two skateboard production lines, with a total annual production capacity of approximately 1,000,000 skateboards.

Weihe was established in October 1998, and is engaged in the manufacture, processing and export of household appliances, including decorative ceiling fans and lighting fixtures. The total  square footage of Weihe’s manufacturing plant is approximately 427,000 square feet. Weihe’s manufacturing lines are equipped with inspection equipment, electrostatic spraying production lines, semi-automatic pipelines and high-speed punching machines.

Our Corporate History

The Company, formerly named Supreme Realty Investments, Inc. (“Supreme”), was incorporated in the State of Nevada.   On August 4, 2006, Supreme was a public company with no operations and nominal assets, and acquired Home System Group, Inc. (“HSGI”). HSGI was incorporated as a limited liability company in the British Virgin Islands on February 28, 2003.  HSGI was inactive until June 30, 2006 when HSGI acquired all the outstanding stock of OCIL.  OCIL is an operating company, organized under the laws of Hong Kong on June 23, 2004 for the purpose of manufacturing and distributing gas grills, home electronic appliances and bin racks. Since the ownership of HSGI and OCIL was the same, their merger was accounted for as a transaction between entities under common control, whereby HSGI recognized OCIL’s assets and liabilities transferred at OCIL carrying amounts. Under the terms of the merger agreement between Supreme and HSGI, the stockholders of HSGI received 8,000,000 (post reverse stock split) shares of Supreme’s common stock, or 54% of our shares outstanding after giving effect to the merger, for 100% of HSGI’s outstanding common stock.  Following the merger, Supreme changed its name to Home System Group.  Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination.  That is, the share exchange is equivalent to the issuance of stock by HSGI for the net  assets of Supreme, accompanied by a recapitalization, and is accounted for as a change in capital structure.  Accordingly, the accounting for the share exchange is identical to that resulting from a reverse acquisition, except no goodwill was recorded.  Under reverse merger accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, Supreme, are those of the legal acquiree, HSGI, which is  the accounting acquirer.  Shares outstanding and per share amounts were  adjusted to reflect the merger.

 On January 31, 2007, the Company acquired Holy (HK) and its wholly-owned subsidiary, Well Profit.  Holy (HK) Limited (“Holy HK”) was incorporated in Hong Kong on September 26, 2006 to be a holding company.  Holy HK was inactive until October 26, 2006 when it acquired all the issued and outstanding stock of Well Profit. Since the stockholders of Holy HK and Well Profit were related, and the control of the merged entity remained with the management of Well Profit, the merger was accounted for as a transaction between entities under common control, whereby Holy HK recognized Well Profit’s assets and liabilities transferred at their carrying amounts. Under the terms of the merger agreement between the Company and Holy HK, the stockholders of Holy HK received $3,000,000 and 42,500,000 shares of voting common stock of the Company  for 100% of Holy HK’s outstanding common stock. For accounting purposes, this merger was treated as an acquisition of HSGI by Holy HK and as a recapitalization of Holy HK.

According to PRC laws and regulations, a company is required to receive a Certificate of Approval from the Bureau of Foreign Trade and Economic Cooperation (“BOFTEC”) when it become  a foreign – invested enterprise. Well Profit was founded on April 5, 2006 as a domestic – invested company. On October 26, 2006, all of the former shareholders of Well Profit agreed to transfer 100% of the equity of Well Profit to Holy HK, a Hong Kong Limited Liability Company. This transfer required a Certificate of Approval for the establishment of an enterprise with investment from Taiwan, Hong Kong, Macao and overseas companies (“Certificate of Approval”). Well Profit applied for the Certificate of Approval in November 2006 and received it on December 4, 2006. With the Certificate of Approval, Well Profit, which was registered with the local Administration of Industry and Commerce, updated its business license and completed the transfer, formally becoming a wholly owned foreign enterprise (“WFOE”) on July 6, 2007.

On October 1, 2008, the Company purchased from the shareholders of Asia Forever Investment Limited (“Asia Forever”), all of Asia Forever’s outstanding stock for  approximately $39.5 million, which was discounted for financial statement purposes to $29.9 million.  Asia Forever had been incorporated as a limited liability company on April 1, 2008 in Hong Kong, and it had 100% ownership interest of Weihe. Weihe was founded as a domestic – invested company on August 3, 1998. On August 20, 2008, all of the former shareholders of Weihe agreed to transfer their equity interests in Weihe to Asia Forever. Weihe applied for a Certificate of Approval in June 2008 and received it on July 23, 2008. With the Certificate of Approval, Weihe which was registered with the local Administration of Industry and Commerce, updated its business license and completed the transfer, formally becoming a WFOE on September 1, 2008.

On January 10, 2012, Asia Forever transferred 100% of the equity of Weihe to Oceanic and Holy HK transferred 100% of the equity of Well Profit to Oceanic. As a consequence of these transfers, Asia Forever and Holy HK have no operating activities.

On February 16, 2012, the Board of Directors of the Company approved the merger of Well Profit with and into Weihe, whereby Weihe was the surviving company. The Company is currently  completing the merger and expects it will be completed in the first half of 2013.

The following chart reflects our organizational structure as of the date of this Report:

Our Products

We are primarily engaged in the production and distribution of a variety of household products, such as fans, lighting fixtures, skateboards, stainless steel gas grills, and stainless steel tool containers to large retailers in the United States (“US”), Europe and Australia.

Decorative ceiling fans and lighting fixtures became our feature products upon our acquisition of Weihe in late 2008. We can produce up to 4.6 million  units of decorative ceiling fans per year. In 2011, our sales of decorative ceiling fans and lighting fixture were $59,624,166, or  64% of our  sales.

Our barbeque grills are made of stainless steel and use natural gas as fuel. Our barbeque grills are sold to distributors which sell them mainly to retailers in the US. We believe  our grills are stylish, elegant and convenient to use. For  fiscal  2011, 6% of our sales  came from this product.

Manufacturing

Our products are manufactured in two facilities  in Zhongshan City, Guangdong Province, China.  Our production facilities have over 300 pieces of imported and domestic production and testing equipment, including an advanced electrostatic spraying production line and a semi-automatic routine assembly line. We can produce up to approximately 4.6 million fans with lighting fixtures, 1 million skateboards, 650,000 gas grills and 100,000 tool storage units per year. Our manufacturing facilities are designed to operate efficiently while maintaining workplace safety and being in compliance with environmental regulations.

We closely monitor and test the quality of our raw materials.  We have  inspection points at key production stages to identify product defects during the production process and our finished products are inspected and tested according to standardized procedures. We provide regular training and specific guidelines to our operators to ensure that our internal production processes meet quality standards.

Our products carry a UL Mark (Underwriters Laboratories) or a CE (a mandatory conformity marking for products placed on the market in the European Economic Area) Mark, respectively. Underwriters Laboratories evaluates products, components, materials and systems for compliance with standards it establishes, and permits qualified products to carry the UL (certification) Mark, as long as they remain compliant with such standards.

Raw Materials

The raw materials used in our products are predominately steel, iron, plastic, metal and glass.  The prices of these raw materials are  based upon prevailing market conditions including supply and demand.

We utilize local suppliers, typically located within 20 kilometers of our manufacturing facilities, to enable us to closely supervise their activities, monitor quality, provide technical training and collaborate on technical improvements.  If geographically proximate suppliers continue to be able to provide high quality raw materials to us, we intend to continue to source our raw materials from them  to take advantage of lower shipping costs, minimal time in transit and ease of coordinating activities.

Below are our major suppliers in 2011 and 2010:

	Percentage of raw material total purchases in 2011	Percentage of raw material total purchases in 2010
Huibei Xin Cheng Industry & Trade Co., Ltd.	13%	-
Zhongshan City PL Electric Co., Ltd	11%	16%
Zhongshan Xiaolan Town Jingyi Brass Co., Ltd.	4%	13%

Our Major Customers

We sell products predominantly to consumer products distributors which in turn sell the products to large  retailers such as Home Depot, Lowe’s, and Costco. Two of our largest distributors, Zhongshan City Heng Bao Trading Co., Ltd and Waiyi (HK) Limited accounted for approximately 35% and 53% of our annual sales, respectively, during 2011, and 50% and 30% respectively, during 2010. We are an original equipment manufacturer (“OEM”) as most of our products are custom designed, produced and labeled for the recipient retailers.

Competition

We are an exported-oriented manufacturer, focused on North American and European markets. Since our main products do not have significant barriers of entry, we have experienced increased competition from other OEM which are mostly  in China. Competition is based on price and quality, as well as access to retail shelf space, product design, brand names, new product introductions, marketing support and distribution strategies.  We compete with various domestic and international manufacturers, some of which have substantially greater financial and other resources than we currently have.

We have two major competitors: Zhongshan Kong Luen Wah Hoi Electrical Appliance Co., Ltd. and Singfun Electric Group Co., Ltd., which we believe have annual production capacities of 3 million fans and 1.5 million fans, respectively.

 We believe  our future success will depend upon our ability to develop, manufacture and distribute reliable products that incorporate developments in technology and satisfy customer tastes with respect to style and design in a cost effective profitable manner. It will also depend on our ability to market a broad and innovative line of products in each category at competitive prices.

We plan to broaden our product offerings, perhaps by acquiring new companies and product lines that are complementary to our existing products, or related to technologies and know-how developed and used in our existing core product family.

Our Competitive Strengths

We believe that the following competitive strengths enable us to compete effectively:

•           Low Cost Manufacturing. We focus on executing manufacturing programs involving large volumes produced efficiently, at low cost and with high quality.  We organize production runs on our lines to minimize the number of manufacturing functions and the frequency of material handling. We also utilize, where practical, a flexible process which uses cellular manufacturing principles to allow a continuous flow of parts with minimal set up time. We believe  our automated manufacturing operations enable us to provide products for retail distribution with reduced labor costs.  We also utilize a network of suppliers for certain of our products. These relationships give us increased flexibility and stability in our operations. This diverse network allows us to maintain multiple sources of quality products while keeping our prices  competitive.  We continuously implement cost-saving initiatives that have rationalized our operating and manufacturing facilities for products, and have outsourced certain portions of our production processes where  more cost effective.

•           Established Stable Relationship with Major Retailers. Historically, our products were sold through two distributors to international well-known distributors and retailers such as Hunter, Home Depot, Lowe’s, Whalen Storage, Lightdecor, Costco, Street-Surfing, Target and Leroy Merlin. As means of communication have improved in China, we have had more direct communications with our retailers. Thus, although we continue to utilize distributors to facilitate export arrangements and to bring us new customers, we believe we have  direct relationships with our current retailers which enable us to be less dependent upon our Chinese distributors.  Most of our products are OEM products, custom designed and produced to the end retailer’s specifications and embossed with the trade name provided by each retailer. Before production commences, there are very extensive and detailed communications between the retailer and us regarding specifications, quantities, and delivery dates. These orders generally are followed by an extensive acceptance procedure by the retailers, who frequently visit our facilities before placing an order to ensure we are capable of producing the quantity and quality of product needed, and during production to test the quality of the products manufactured. As the level of direct communications between the Company and the retailers grew, we developed deep stable business relationships with end retailers.  As a result, we expect our arrangements with our distributors as well as the end retailers to continue for the foreseeable future.

•         A Location Advantage. Our production facilities are  in Zhongshan, an important manufacturing base in China with stable regional policies and a healthy economic environment. Zhongshan provides us  a stable and high quality labor pool which has enabled us to grow and expand without concerns of increasing labor cost and shortage of qualified personnel.

Environmental Matters

China’s environmental laws require all manufacturing enterprises to submit an environmental impact report to the relevant environmental protection authority before starting operations. In addition, manufacturing enterprises must engage professional environmental organizations to monitor and periodically report on pollutant emissions. We do not believe  our facilities are impacted by the various pollution control regulations with respect to noise and air pollution and the disposal of waste and hazardous materials because our production process does not generate items generally considered to be  industrial pollutants.  Our production process primarily involves the forming of steel and assembly of products.  We are not currently subject to any pending actions alleging  violations of applicable PRC environmental laws.

Regulation

Because our operating subsidiaries are  in the PRC, we are subject to its national and local laws.  We do not currently face any significant government regulations in connection with the production of our products and we do not require any special government permits to produce our products other than those permits that are required of all corporations in China.

We are subject to PRC’s foreign currency regulations.  The PRC government has controlled Renminbi reserves primarily through  regulation of the conversion of Renminbi into other foreign currencies.  Although foreign currencies, which are required for “current account” transactions, can be bought freely at authorized PRC banks, the  procedural requirements prescribed by PRC law must be met.  Also PRC companies are  required to sell their foreign currencies to authorized PRC banks and the purchase of foreign currencies for capital account transactions  requires prior approval of the PRC government.

Weihe and Well Profit, are Foreign Invested Enterprises (“FIEs”). Under current PRC laws and regulations, FIEs may pay dividends only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations.  In addition, a FIE is required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to a general reserve until the cumulative amount of such reserve reaches 50% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a FIE has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation. Each of Weihe and Well Profit have been setting aside at least 10% of their after-tax profits each year to a general fund until the cumulative amount of such reserves have reached 50% of their respective registered capital.

Effective on January 1, 2008, the PRC Enterprise Income Tax (“EIT”) Law, and Implementing Rules (“PRC EIT Law 2008”) imposed a unified enterprise income tax rate of 25% on all domestic-invested resident enterprises and foreign-invested resident enterprises in China, unless the enterprise qualified under certain limited exceptions.

Under the PRC EIT Law 2008, a “resident enterprise” is  an enterprise lawfully established in the PRC (“Domestic-Registered Resident Enterprise”) or an enterprise established in accordance with any foreign law by PRC enterprises with its effective management and financial controls located in the PRC (“Foreign-Registered Resident Enterprise”). We believe our PRC subsidiaries Well Profit and Weihe are Domestic-Registered Resident Enterprises, and are in compliance with the PRC EIT Law 2008.

The Company’s PRC subsidiary, Well Profit, has been classified as a FIE  within the PRC since it was acquired by Holy HK in 2006, prior to the effective date of the PRC EIT Law 2008, and thus, starting from its first profitable year, is entitled to a two-year exemption from the EIT followed by a three-year 50% reduction in its EIT tax rate (“Tax Holiday”). As such, after the application by Well Profit and approval by the relevant tax authority in 2007, Well Profit was fully exempted from EIT for  fiscal  2007 and 2008.  For the following three fiscal years from 2009 to 2011, Well Profit was subject to enterprise income tax at a rate of 12.5%. According to the State Council Circular on the Implementation of the Transitional Preferential Policies of Enterprise Income Tax, the above mentioned Tax Holiday is not affected by the PRC EIT Law 2008. However, when the Tax Holiday expires, beginning in 2012, Well Profit is subject to the EIT rate of 25% in accordance with  PRC EIT Law 2008.

Our PRC subsidiary, Weihe, was classified as a FIE  in 2008, after the effective date of the PRC EIT Law 2008. As a result, Weihe has no Tax Holiday and has been subject to the EIT rate of 25% in accordance with the PRC EIT Law 2008.

Management does not believe our parent company, Home System Group, incorporated in Nevada, is a “Foreign-Registered Resident Enterprise” and in practice, it has not been classified as a “resident enterprise” by the relevant PRC tax authorities. If in the future it is classified as a “Foreign-Registered Resident Enterprise” by relevant PRC tax authorities, there will be two impacts: One is that the dividend, bonus and equity investment proceeds we receive from our PRC subsidiaries, Well Profit and Weihe, could be exempted from PRC EIT. The other impact is that revenues we receive outside the PRC will be subject to PRC EIT, but the income tax that is paid outside the PRC in respect of the revenues received outside the PRC could be used to offset the income tax payable in PRC. However, since our operating subsidiaries are all located in the PRC and all of our revenues are from our PRC subsidiaries and already subject to the 25% PRC EIT (subject to Well Profit’s Tax Holiday reduction), our management does not believe such classification will cause any material impact to the Company.

As a manufacturer of consumer products that are distributed to consumers  in the US, we are also subject to the US Consumer Products Safety Act, which empowers the Consumer Products Safety Commission (“CPSC”) to exclude from the market products that are found to be unsafe or hazardous. Under certain circumstances, the CPSC  could require us to repurchase or recall one or more of our products.  To date our products have not been subject to any product recalls initiated by the CPSC .

Throughout the world, most federal, state, provincial and local authorities require safety regulation certification prior to marketing electrical appliances in the territories subject to their jurisdiction and, as a result, our distributors require  our products carry a UL or CE mark. We endeavor to have our products designed to meet the certification requirements of, and to be certified in, each of the jurisdictions in which they are sold. We believe  we are in material compliance with  the laws and regulations applicable to us.

Our Employees

As of December 31, 2012, we had 778 full-time employees in  the following categories:

Departments	Number
Manufacturing and engineering	543
General and administration	184
Marketing and sales	19
Research and development	32

As required by  PRC law, we have  into employment contracts with most of our officers, managers and employees to enable them to receive social benefits from the State.  We are working towards entering into employment contracts with those of our employees who do not currently have employment contracts with us. We believe  we maintain a satisfactory working relationship with our employees and  have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations.

Our employees in China participate in a state pension scheme organized by PRC municipal and provincial governments.  We must contribute 20% of an employee’s actual monthly salary to his pension account if his salary is less than three times the local average salary; if an employee’s salary is three times that of the local average salary or more, we contributes 20% of three times the local average salary to the employee’s pension account.  In addition, we are required by PRC law to cover employees in China with various types of social insurance and believe  we are in material compliance with the relevant PRC laws.

Home System Group maintains strong ties with its employees and staff and retention is stable. Employee contracts adhere to both State and Provincial employment regulations and all social security regulations. All compensation including social insurance is paid in a timely manner to authorities and employees. We have  no disputes and   no collective bargaining agreements with our employees.

ITEM 1A.  RISK FACTORS

RISKS RELATED TO OUR BUSINESS

We are dependent upon a limited number of retailers and distributors for our revenues

Our products are sold by our distributors to a limited number of large well known retailers. If any of these retailers were to determine to not carry our products, to utilize  services of a different distributor or to source products or directly import products from other manufacturers our revenues could decline.  If our revenues were to decline as a result of a decision by a retailer to no longer distribute our products, it could materially and adversely impact our results of operation and financial condition.

We rely on two distributors for the majority of our sales revenues and should their relationship with us terminate, our business and operations would be adversely affected.

We sell our products to international retailers through two  distributors: Zhongshan City HengBao Trading Co., Ltd. and Waiyi (HK) Company Limited. During  fiscal 2011 and 2010, these two companies were responsible for 35% and 53%, and 50% and 30% of our net sales, respectively. Although we believe  we have  relationships with many of the retailers which purchase our products as a result of consultation regarding product development and features, if our relationship with either of the two distributors ceased, we would suffer a meaningful reduction in our sales which would materially and adversely impact our results of operations and financial condition.

Our business could be adversely affected by retailer inventory management.

Changes in retailer inventory management strategies could adversely impact our sales and production schedules. As a result of the desire of retailers to more closely manage inventory levels, there has been a trend among retailers to  purchase on a “just-in-time” basis. This requires us to shorten lead times for production in certain cases and more closely anticipate demand which, in the future, could require carrying additional inventories or require us to incur additional expenses to expedite delivery.  If our customers significantly change their inventory management strategies or if they or we fail to forecast consumer demand accurately, we may encounter difficulties in filling product orders or may find that customers are canceling orders.  Distribution difficulties may have an adverse effect on our business by increasing the amount of inventory and the cost of warehousing inventory.  Any of these results could have a material adverse effect on our results of operations and financial condition.

We rely on only a few suppliers for the bulk of our raw materials and their non-performance would adversely affect our operations.

We obtain a majority of our raw materials from a few suppliers whose nonperformance would have a near-term severe impact on our operations.  During 2011, we purchased 13% and 11% of our raw materials from Hubei Xin Cheng Industry & Trade Company Limited and Zhongshan City PL Electric Co., Ltd., respectively. During 2010, we purchased 16% and 13% of our raw materials from Zhongshan City PL Electric Co., Ltd. and Zhongshan Xiaolan Town Jingyi Brass Co,, Ltd., respectively. This concentration makes us vulnerable to a near-term severe impact, should the relationship with any of our suppliers be terminated. Such failure could cause us to experience serious delivery delays or failures caused by production issues or could cause us to deliver non-conforming products which would have a materially adverse impact on our financial condition and results of operations.

Economic slowdown in US & European markets

In 2011, the majority of the Company’s products were sold to consumers outside of China, with approximately 80% of these sales made in North America and Europe. As such, any weakening economic conditions in these markets could negatively impact the Company’s operating results and financial condition.

Consolidation could have a material adverse impact on our success.

Over the past several years, the gas grill and fan industries have undergone substantial consolidation as distributors and retailers  sought to limit the number of suppliers they deal with, especially due to the 2008 financial crisis. Many smaller manufacturers have been unable to survive due to shortages of cash and reductions in demand from manufacturers which produce high-end/luxury fans and grills. The gas grill and fan industries could eventually consist of a limited number of manufacturers and distributors as manufacturers continue to limit the number of suppliers with which they do business.  In order to thrive, we will need to update our systems to meet the demands of the larger retailers and distributors. To the extent  we do not continue to be a major participant in the industries, our ability to survive or compete effectively could be negatively impacted. As a result, our results of operations and financial condition could be materially adversely affected.

Changes in the RMB exchange rate could adversely affect our business

As the majority of the Company’s products are currently sold to retailers in North America and European markets, an increase in the value of RMB relative to other currencies could adversely affect our business.

Our profitability maybe affected by inflation in China.

Inflationary factors, such as increases in the costs of our raw materials, labor and overhead, could impair our operating results. A high rate of inflation may have an adverse effect on our ability to maintain our gross margins and selling , general and administrative expenses may increase as a percentage of sales revenue if the selling prices of our products are not able to be increased at the same rate as our costs.  If our gross margin for a product line was to decrease substantially, we might stop accepting orders for that product as we have done in the past.

Competition may materially adversely affect our results of operations.

There are no significant barriers to entry into the manufacture of gas grills, fans, skateboards, lighting fixtures and other products produced by us.  As a result, we compete with a variety of manufacturers and distributors of such products.  Additional competitors may enter this market and cause competition to intensify.  While we believe  our competitive advantages are based upon several factors, including product design and innovation, quality, price, and product features, if we fail to compete effectively with these manufacturers and distributors, our results of operations could be materially adversely affected.

We compete with established companies, a number of which have substantially greater facilities, personnel, financial and other resources than us.  In addition, some of our retail customers may use other private label brands, obtained from exporters and manufacturers of unbranded products.  Some competitors may be willing to reduce prices and accept lower profit margins to compete with us.  As a result of this competition, we could lose market share and sales, or be forced to reduce our prices to meet competition.

We depend on consumer spending, which fluctuates for a variety of reasons, including seasonality.

Sales of our products are generally related to consumer spending.  Any downturn in the general economy or a shift in consumer spending away from our products would adversely affect our business. In addition, the market for small electric household appliances is highly seasonal. We often recognize a substantial portion of our sales during the third and fourth quarters of the year due to increased demand by consumers in late summer and fall for the Holiday season.  Any economic downturn, decrease in consumer spending or  shift in consumer spending away from small electric household appliances could materially adversely impact our results of operations.

The failure of our business strategy could have a materially adverse effect on our business.

As part of our business strategy, we plan to:

●	continue cost reductions throughout the entire company and at our suppliers;
●	improve the quality of our products;
●	pursue innovation in our product categories through our ability to research, design and test new product concepts;
●	develop and sustain industry-leading sales, marketing and branding programs in our industry.

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

We believe  our future success is  dependent upon our ability to continue to make innovations in our existing products and to develop, source and market new products. We may not be successful in the introduction, marketing and sourcing of any new products or product innovations and  may not be able to develop and introduce in a timely and profitable manner innovations to our existing products that satisfy customer needs or achieve market acceptance.

Our business can be adversely affected by problems associated with newly acquired businesses or product lines.

We may acquire partial or full ownership in businesses and may acquire rights to market and distribute particular products or lines of products.  The acquisition of a business or of the rights to market specific products or use specific product names would likely involve a financial commitment by us, either in the form of cash or stock consideration.  In the case of a new license, such commitments are usually in the form of prepaid royalties and future minimum royalty payments.  We may not be able to acquire businesses and develop products that will contribute  to our earnings.  Anticipated synergies may not materialize, cost savings may be less than expected, sales of products may not meet expectations and acquired businesses may carry unexpected liabilities.

The unsuccessful integration of a business or business segment we acquire could have a material adverse effect on our results.

As part of our business strategy, we expect to acquire assets and businesses relating to or complementary to our operations. These acquisitions will involve risks commonly encountered in acquisitions. These risks include, among other things, the inability to complete an acquisition after spending significant amounts including the loss of any down payment, exposure to unknown liabilities of the acquired companies, additional acquisition costs and unanticipated expenses. We may also experience difficulties in assimilating the operations and personnel of acquired businesses. Our ongoing business may be disrupted and our management's time and attention diverted from existing operations. Any acquisition will likely require additional debt or equity financing, resulting in additional leverage or dilution of ownership. We cannot assure you that any future acquisition will be consummated, or that if consummated, that we will be able to integrate such acquisition successfully.

Government regulations and our ability to comply with them could adversely impact our operations.

Throughout the world, electrical appliances are subject to various mandatory and voluntary safety standards, including requirements in certain jurisdictions that products be listed by Underwriters Laboratories, Inc. or other recognized laboratories. Many foreign, federal, state and local governments also have enacted laws and regulations that govern the labeling and packaging of products and limit the sale of product containing certain materials deemed to be environmentally sensitive. Our products may be found to be noncompliant. A determination  we are not in compliance with such rules, regulations or standards could result in the imposition of fines or an award of damages to private litigants.

Environmental regulations impose substantial costs and limitations on our operations.

We may be subject to various national and local environmental laws and regulations in China concerning air emissions, wastewater discharges, and solid waste management and disposal.  These laws and regulations can restrict or limit our operations and expose us to liability and penalties for non-compliance.  While we believe  our facilities are in material compliance with all applicable environmental laws and regulations, the risks of substantial unanticipated costs and liabilities related to compliance with these laws and regulations are an inherent part of our business.  It is possible that future conditions or future revisions to these regulations may develop, arise or be discovered that create new environmental compliance or remediation liabilities and costs.

Our business involves the potential for product recalls and product liability claims.

As a manufacturer of consumer products to consumers in the US, we are subject to the Consumer Products Safety Act, which empowers the U.S. CPSC to exclude from the market products that are found to be unsafe or hazardous. Under certain circumstances, the U.S. CPSC could require us to repair, replace or refund the purchase price of one or more of our products, or we may voluntarily do so.  If we were required to remove, or we voluntarily remove, our products from the market, our reputation relationships with retail distributors and our brands could be tarnished and we might have large quantities of finished products that could not be sold.  Furthermore, failure to timely notify the U.S. CPSC of a potential safety hazard can result in fines being assessed against us.  Additionally, laws regulating certain consumer products exist in some states, as well as in other countries in which we sell our products, and more restrictive laws and regulations may be adopted in the future. We also face exposure to product liability claims if one of our products is alleged to have caused property damage, bodily injury or other adverse effects.

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

We conduct substantially all of our business through our operating subsidiaries in the PRC. Our operating subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign invested enterprise, or FIEs. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have  enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.  In addition, all of our executive officers and directors are residents of China and not of the US, and substantially all the assets of these persons are located outside the US.  As a result, it could be difficult for investors to affect service of process in the US or to enforce a judgment obtained in the US against our Chinese operations and subsidiaries.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership.  Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters.  We believe  our operations in China are in  compliance with all applicable legal and regulatory requirements.  However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

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

Most of our revenues and expenses are denominated in RMB, although most of our products are eventually purchased by customers in dollars. Under PRC law, the RMB is currently convertible under the “current account,” which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently our PRC operating subsidiaries may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange, (“SAFE”), by complying with certain procedural requirements. However the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future.

Foreign exchange transactions by PRC operating subsidiaries under the capital account continue to be subject to  foreign exchange controls and require the approval of or need to register with PRC government authorities, including SAFE. In particular, if our PRC operating subsidiaries borrow foreign currency funds, these loans must be registered with SAFE, and if we finance the subsidiaries by means of additional dollar capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce, or MOFCOM, or their respective local counterparts. These limitations could affect their ability to obtain foreign exchange through debt or equity financing.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (i) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (ii) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; (iii) covering the use of existing offshore entities for offshore financings; (iv) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (v) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required  the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

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

On August 8, 2006, six PRC regulatory agencies, including the CSRC, promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, which became effective  September 8, 2006.  This new regulation, among other things, governs the approval process by which a PRC company may participate in an acquisition of assets or equity interests.  Depending on the structure of the transaction, the new regulation will require the PRC parties to make a series of applications and supplemental applications to government agencies.  In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction.  Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies.  Compliance with the new regulations is likely to be more time consuming and expensive than in the past and the government can now exert more control over the combination of two businesses.  Accordingly, due to the new regulation, our ability to engage in business combination transactions has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate a transaction that is acceptable to our stockholders or sufficiently protect their interests in a transaction.

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

The value of our common stock could be  affected by the foreign exchange rate between the US dollar and RMB and between those currencies and other currencies in which our sales may be denominated. Because substantially all of our earnings and cash assets are denominated in RMB, appreciation or depreciation in the value of the RMB relative to the US. dollar would affect our financial results reported in US. dollar terms, before giving effect to any underlying change in our business or results of operations. Also as most of our products are eventually sold to customers in US dollars and most of our costs are based on RMB, currency fluctuations may adversely affect our profitability. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue as it is exchanged into US dollars and earnings from, and the value of, any US dollar-denominated investments we make in the future.

Currently, most of our cost is based in RMB.  In the event  the RMB appreciates against the US dollar, our costs as measured in dollars will increase. If we cannot pass the resulting cost increases on to the ultimate consumers of our products, most of who are in the US, our profitability and operating results will suffer.

Since July 2005, the RMB has no longer been officially pegged to the US dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the US dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions  to reduce our exposure to foreign currency exchange risk. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Restrictions under PRC law on our PRC subsidiaries’ ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our businesses.

Practically all of our revenues are earned by our PRC subsidiaries.  PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company.  PRC legal restrictions permit payments of dividends by our PRC subsidiaries only out of accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries also are required under PRC laws and regulations to allocate at least 10% of their annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of their respective registered capital.  Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends.  Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Under the EIT Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.

Under the PRC Enterprise Income Tax Law, or the EIT Law, which became effective on January 1, 2008, an enterprise established outside China with “de facto management bodies” within China is considered a “resident enterprise,” meaning  it can be treated  similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. On April 22, 2009, the Chinese State Administration of Taxation (“SAT”) issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation to a non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often reside in China. If the PRC tax authorities determine  we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at  25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiary would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our shares.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax and our U.S. tax may not be creditable against our PRC tax.

We face uncertainty from China’s Circular on Strengthening the Administration of Enterprise Income Tax on Non-Resident Enterprises' Share Transfer, or Circular 698, released in December 2009 with retroactive effect from January 1, 2008.

SAT released a circular on December 15, 2009 that addresses the transfer of shares by nonresident companies, generally referred to as Circular 698.  Circular 698,  effective retroactively to January 1, 2008, may have a significant impact on many companies that use offshore holding companies to invest in China. Circular 698, which provides parties with a short period of time to comply with its requirements, indirectly taxes foreign companies on gains derived from the indirect sale of a Chinese company. Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfer. Moreover, where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through an abusive form of organization and there are no reasonable commercial purposes to the organization and the corporate income tax liability is avoided, the PRC tax authority may re-assess the nature of the equity transfer in accordance with PRC’s “substance-over-form” principle and deny the existence of the offshore holding company  used for tax planning purposes. There is uncertainty as to the application of Circular 698. For example, while the term "indirectly transfer" is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. It is also unclear,  an offshore holding company is treated as a domestically incorporated resident enterprise, whether Circular 698 would still be applicable to a transfer of shares in such offshore holding company. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country or jurisdiction and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise. In addition, there are no formal declarations with regard to how to decide what is an “abuse of form of organization” or a “reasonable commercial purpose,” which can be utilized by us to determine if our Company complies with  Circular 698. If Circular 698 is determined to be applicable to us based on the facts and circumstances, we or those that transfer our shares may become at risk of being taxed under Circular 698 and we or those that transfer our shares may be required to expend valuable resources to comply with Circular 698 or to establish that we or they should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations.  Moreover, if it is determined that Circular 698 is applicable to transfers of our shares, the price of our shares may be adversely affected if individuals who might otherwise purchase our shares determine not to do so due to the threat of having to comply with or pay taxes pursuant to Circular 698.

You may have difficulty enforcing judgments against us.

We are a Delaware holding company, but our principal operating subsidiaries are  in the PRC.  Most of our assets are located outside the US and most of our current operations are conducted in the PRC. In addition, our directors and officers are nationals and residents of countries other than the US. A substantial portion of the assets of these persons is located outside the US. As a result, it may be difficult for you to effect service of process within the US upon these persons. It may also be difficult for you to enforce in the US courts judgments predicated on the civil liability provisions of the US federal securities laws against us and our officers and directors, who are not residents of the US and the substantial majority of whose assets are located outside the US. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of US courts. The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the US. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the US.

Certain of our stockholders have substantial influence over our company, and their interests may not be aligned with the interests of our other stockholders.

 Mr. Weiqiu Li, our Chairman, owns approximately 17.3% of our outstanding shares of common stock, and Kinwai Cheung, the other member of our Board of Directors, owns approximately 14.6% of our outstanding shares of common stock and three other shareholders of our Company own in the aggregate approximately 20.5% of our outstanding shares of common stock.  As a result, Messrs. Li, Cheung and the other three shareholders have significant influence over our business, including decisions regarding mergers, consolidations, the sale of all or substantially all of our assets, election of directors and other significant corporate actions. As a result of this concentration of ownership, you and our other shareholders, acting alone, do not have the ability to determine the outcome of matters requiring shareholder approval, including the election of our directors or significant corporate transactions. In addition, this concentration of ownership, which is not subject to any voting restrictions, may discourage, delay or thwart efforts by third parties to take-over or effect a change in control of our company which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company, and may limit the price that investors are willing to pay for our common stock.

Our management is not familiar with the United States securities laws.

Our management is generally unfamiliar with the requirements of the US securities laws and may not appreciate the need to devote the resources necessary to comply with such laws. A failure to adequately respond to applicable securities laws could lead to investigations by the Securities and Exchange Commission (“SEC”) and other regulatory authorities that could be costly, divert management's attention and disrupt our business.

Our accounting personnel who are primarily responsible for the preparation and supervision of the preparation of our financial statements under generally accepted accounting principles in the US have had no education or training in US GAAP and SEC rules and regulations pertaining to financial reporting, which could impact our ability to prepare our financial statements and convert our books and records to US GAAP.

We maintain our books and records in accordance with generally accepted accounting principles in the PRC, or PRC GAAP. Our accounting personnel in the PRC who have the primary responsibilities of preparing and supervising the preparation of financial statements under US GAAP have had no education or training in US GAAP and related SEC rules and regulations. As such, they may be unable to identify potential accounting and disclosure issues that may arise upon the conversion of our books and records from PRC GAAP to US GAAP, which could affect our ability to prepare our financial statements in accordance with US GAAP. We have taken steps to ensure that our financial statements are in accordance with US GAAP, including our hiring of a US accounting firm to work with our PRC accounting personnel and management to convert our books and records to US GAAP and prepare our financial statements. However, the measures we have taken may not be sufficient to mitigate the foregoing risks. Furthermore, the need to comply with US GAAP may require us to expend substantial amounts of resources and time that could divert our management’s attention and disrupt our business.

We incurred significant costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance requirements, including establishing and maintaining internal controls over financial reporting, and we may be exposed to potential risks if  we are unable to comply with these requirements.

As a public company we incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), together with rules implemented by the SEC and applicable market regulators. These rules impose various requirements on public companies, including requiring certain corporate governance practices.  Our management and other personnel need to devote a substantial amount of time to these requirements. These rules increase our legal and financial costs and make some activities more time-consuming and costly. PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which include strong corporate governance, internal controls and, computer, financial and other control systems. Most of our middle and top management staff are not educated and trained in the Western system, and we may have difficulty hiring new employees in the PRC with such training.  As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Compliance with Section 404 may require that we incur substantial accounting expenses and expend significant management efforts. Among other weaknesses, the lack of familiarity of our accounting staff with US GAAP constitutes a material weakness in our controls for financial reporting.   We have taken steps to rectify this weakness, including hiring a US accounting firm to work with our management and accounting personnel. There is no assurance, however, that the steps taken to date will be sufficient to rectify this material weakness.  If we fail to remedy the weaknesses in our controls over financial reporting and adopt appropriate disclosure controls and procedures, our financial reporting may be deficient and we may fail to comply with the reporting requirements of the Securities Exchange Act and other US securities laws,  in which event, the market price of our common stock could decline if investors and others lose confidence in the reliability of our financial statements and we could be subject to sanctions or investigations by the SEC or other applicable regulatory authorities.

We may, in the future, issue additional shares of our common stock, which would reduce investors' ownership and may dilute our share value.

Our Certificate of Incorporation authorizes the issuance of 200 million shares of common stock, of which 67,490,166 have been issued and are outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

The price of our common stock may be adversely impacted by developments applicable to other Chinese companies.

There has been substantial press regarding certain Chinese companies that have apparently engaged in frauds and deceptive practices resulting in significant losses to investors. Such activities and the resulting negative press have had a negative impact on the prices of the stocks of Chinese companies generally.  There is no guarantee that such t activities will not continue causing investors to avoid buying our stock. Such activities could have a depressive impact on the price of our common stock.

Increased scrutiny of Chinese companies by short-sellers.

The fraudulent activities of certain Chinese issuers have encouraged analysts to investigate Chinese companies  to discredit the disclosures in their public filings or otherwise uncover deceptive practices. If such analysts elect to investigate a company they will often short the stock and release materials disparaging the issuer or questioning the accuracy of its public disclosures.  Given the current environment for Chinese stocks, if an analyst were to publish a negative article about us, it could cause an immediate and substantial decline in the price of our stock, regardless of the accuracy of its claims.

We are subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has  regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. We are subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by the Penny Stock Rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

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

Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to the operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our Company at a time when you want to sell your interest in us.

We do not intend to pay dividends on shares of our common stock for the foreseeable future, but if we intend to do so our holding company structure may limit the payment of dividends to our stockholders.

While we have no current intention of paying dividends, should we decide  to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investment. In addition, our operating subsidiaries  may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into US dollars or other hard currency and other regulatory restrictions as discussed below.  If future dividends are paid in RMB, fluctuations in the exchange rate for the conversion of RMB into US. dollars may reduce the amount received by US stockholders upon conversion of the dividend payment into US dollars.

Chinese regulations currently permit the payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations.  Our subsidiaries in China have been required to set aside 10%  of their after tax profits according to Chinese accounting standards and regulations to fund certain reserve funds.  Currently, our subsidiaries in China are the only sources of revenues or investment holdings for the payment of dividends.  If they do not accumulate sufficient profits under Chinese accounting standards and regulations to first fund certain reserve funds as required by Chinese accounting standards, we will be unable to pay any dividends.

ITEM 2.  PROPERTIES.

There is no private ownership of land in China and all land is owned by the government of the PRC, its agencies and collectives.  Individuals and companies are permitted to acquire land use rights for specific purposes.  Upon payment of a land grant fee, land use rights can be obtained from the government for  up to 50 years in the case of industrial land, and are typically renewable. Our manufacturing facilities are located in Guangdong Province, PRC.

We lease four factory buildings totaling 28,284 square meters, in Zhongshan Gang Kou Town Oceanic Industrial Area, China for approximately $45,000 (RMB 282,840) per month, subject to a five-year lease scheduled to expire on August 31, 2013.

We also lease 2,140 square meters of buildings for employees to use as dormitory, for a monthly payment of approximately $2,700 (RMB 17,100) and office space of 223 square meters for a monthly payment of approximately $950 (RMB 6,000).

As a result of the transfer of our property to former shareholders of Asia Forever in return for a reduction of the Company’s debt to them, we entered into an operating lease started at July 1, 2009 for three years. We paid approximately $37,000 (RMB 232,864) for 41,066 square meters of buildings and plants.

We believe  all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings in the ordinary course of our business.  We are currently not aware of any legal proceedings the ultimate outcome of which, in our judgment based on information currently available, would have a material adverse affect on our business, financial condition or operating results.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted under the symbol “HSYT.PK” on the OTC Pink. .

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock.  These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Closing Prices (1)
High	Low
Year Ended December 31, 2012
1st Quarter	$0.16	$0.03
2nd Quarter	$0.25	$0.11
3rd Quarter	$0.16	$0.07
4th Quarter	$0.10	$0.03

Closing Prices (1)
High	Low
Year Ended December 31, 2011
1st Quarter	$2.60	$0.13
2nd Quarter	$0.26	$0.10
3rd Quarter	$0.16	$0.07
4th Quarter	$0.10	$0.02

	Closing Prices (1)
	High	Low
Year Ended December 31, 2010
1st Quarter	$4.60	$2.48
2nd Quarter	$4.83	$3.00
3rd Quarter	$4.70	$3.05
4th Quarter	$3.50	$1.24
______________________
(1)    The above tables set forth the range of high and low closing prices per share of our common stock as reported by finance.google.com for the periods indicated.

Holders

On December 31, 2012, there were approximately 437 stockholders of record of our common stock.  The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

Dividend Policy

We have never declared  or paid cash dividends.  Our board of directors (“BOD”) will make any future decisions regarding dividends.  We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the near future.

Our BOD has complete discretion on whether to pay dividends, subject to the approval of our shareholders.  Even if our BOD decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

While we have no current intention of paying dividends, should we decide  to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments.  In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into US dollars or other hard currency and other regulatory restrictions as discussed below.  If future dividends are paid in RMB, fluctuations in the exchange rate for the conversion of RMB into US dollars may reduce the amount received by US stockholders upon conversion of the dividend payment into US dollars.

Chinese regulations currently permit the payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations.

 Our subsidiaries in China have been required to set aside 10%  of their after tax profits according to Chinese accounting standards and regulations to fund certain reserve funds.  Currently, our subsidiaries in China are the only sources of revenues or investment holdings for the payment of dividends.  If they do not accumulate sufficient profits under Chinese accounting standards and regulations to first fund certain reserve funds as required by Chinese accounting standards, we will be unable to pay any dividends.

Penny Stock Regulations

The SEC has  regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is a “penny stock” and is subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

 For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule required by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance  our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Purchases of Our Equity Securities

No repurchases of our common stock were made during the fourth quarter of our fiscal  2011.

ITEM 6.  SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.

Safe Harbor Regarding Forward-Looking Statements

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this December 31, 2011 Form 10-K . Although management believes  the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance  the underlying assumptions will  be correct or that actual results will not be different from expectations expressed in this report.

Overview

Home System Group's operations are exclusively in China.  These operations consist primarily of the production of a variety of household appliances, fans and decorative lightings, stainless steel gas grills, skateboards and tool storages. Our products are sold to distributors which sell them to retailers in North America, Europe, Australia and Asia.

Results of Operation

All amounts, other than percentages, are in US dollars

Comparison of Results of Operations for the Years Ended December 31, 2011 & 2010:

	2011	2010	Increase (Decrease)	Percentage Increase (Decrease)
Net sales	$94,128,083	$104,496,008	$(10,367,925)	(9.9)%
Cost of sales	(82,245,535)	(81,964,746)	280,789	0.3%
Gross profit	11,882,548	22,531,262	(10,648,714)	(47.3)%
General selling and administrative expenses	(6,835,085)	(7,234,333)	(399,248)	(5.5)%
Bad debt expense	(2,676,764)	(1,270,612)	1,406,152	110.6%
Income from operations	2,370,699	14,026,317	(11,655,618)	(83.0)%
Loss on debt conversion	-	(1,747,762)	(1,747,762)	N/M
Loss on investments	-	(4,320,000)	(4,320,000)	N/M
Other income	75,999	914,151	(838,152)	(91.7)%
Interest expense, net	(795,308)	(1,130,187)	(363,975)	(29.6)%
Income before taxes	1,651,391	7,742,519	(6,091,128)	(78.7)%
Income taxes	(513,370)	(3,181,466)	(2,668,096)	(83.7)%
Net income	$1,138,021	$4,561,053	$(3,423,607)	(75.0)%

Net Sales

Net sales for  2011 were $94,128,083, a decrease of $10,367,925 or 9.9% compared to $104,496,008 for  2010. This decrease was primarily due to the decrease of $12,314,373 in sales of the Industrial Fans & Gas Grills segment, partially offset by an increase of $3,927,344 in sales of the Ceiling Fans & Lightings segment.

	Net sales by Segment
	Year ended December 31, 2011		Year ended December 31, 2010		Increase (Decrease)	% Increase (Decrease)
Segment		Percent of total		Percent of total
Ceiling Fans & Lightings	$59,624,166	63.3%	$55,696,822	53.3%	$3,927,344	7.1%
Industrial Fans & Gas Grills	32,473,702	34.5%	44,788,075	42.9%	(12,314,373)	(27.5)%
Other Trading	2,030,215	2.2%	4,011,111	3.8%	(1,980,896)	(49.4)%
Total sales	$94,128,083	100%	$104,496,008	100%	$(10,367,925)	(9.9)%

The reasons for the major revenue variances for each segment are as follows:

Ceiling Fans & Lightings – Ceiling Fans & Lightings first became the Company’s major segment as a result of the acquisition of Weihe in late 2008. The major products that Weihe produces are ceiling fans, and ceiling and wall lighting fixtures. For the year ended December 31, 2011, sales of ceiling fans and lighting fixtures increased approximately $2.8 million (6%) and $1.1 million (14%), respectively, compared to their 2010 sales, due to a shift in the product mix that resulted in a higher average price per unit.

Industrial Fans & Gas Grills – The Company recorded revenue of $32,473,702 in the Industrial Fans & Gas Grills segment for  2011, a decrease of $12,314,373 compared to 2010, primarily due to lower sales of industrial fans and skateboards, which decreased by $11,959,069 (40%) and $4,121,819 (49%), respectively, for  2011, partially offset by increases in sales of $4,028,547 (255%) of gas grills and $2,290,129 (214%) in sales of tool storage bins. The decrease in sales of industrial fans resulted from the general weakness of the market and the fact that orders for industrial fans decreased below levels felt necessary to provide adequate profit margins, thus causing the Company to decline these orders.

Other Trading – This segment consists of the Company’s periodic purchases of small home appliances from manufacturers in China, and exporting these goods to international retailers. The Company enters into these purchase agreements, depending on market conditions and purchase terms made available. The sales for year ended December 31, 2011 were $2,030,215, a decrease of 49.4% compared to 2010, reflecting the reduction of attractive purchase opportunities.

Costs of Sales and Gross Profit

	Year ended December 31,
	2011	% of Sales Revenue	2010	% of Sales Revenue
Cost of Sales	$82,245,535	87.4%	$81,964,746	78.4%
Gross Profit	$11,882,548	12.6%	$22,531,262	21.6%

The Company’s cost of sales were $82,245,535 for the year ended December 31, 2011, an increase of $280,789 (0.3%) from the corresponding 2010 level, despite the decrease of sales in 2011, which resulting in the Company’s profit margin decreasing from 21.6% for the year ended December 31, 2010 to 12.6% for the year ended December 31, 2011. The decrease in the gross profit margin resulted primarily from the appreciation of the RMB and the Company’s inability to increase the sales prices of its products, which are usually based in dollars, to fully offset adverse effects of the higher RMB, which increased the dollar value of our product costs and thus resulted in the reduced profit margin. Also, higher costs for labor and major raw materials, such as steel, due to higher commodity prices and higher material requirements from our customers, raised the costs of production which could not be recouped by raising prices.

General Selling and Administrative Expenses

The Company’s general selling and administrative expenses were $6,835,085 for  2011, a decrease of $399,248 from the corresponding 2010 amount, which was $7,234,333. The reduction was due to a decrease in US professional fees, partially offset by a higher payroll expense of approximately $300,000,

Bad Debt Expense

The Company increased its reserve for bad debts by $1,930,374 and $156,623 for  2011 and 2010, respectively, due to higher delinquency of payments for certain products that had been sold to one distributor.

For  2010, the Company recorded a $974,784 bad debt expense on accounts receivable of the Other Trading segment past due one year, which it believed would be difficult to collect.

Furthermore, the Company recorded bad debt expenses of $746,390 and $139,205 on certain notes receivable for 2011 and 2010 due to collectability issues.

Income from Operations

Income from operations decreased by $11,655,618 (83.0%) for the year ended December 31, 2011, compared to 2010, largely due to the lower level of sales, the higher product cost and higher bad debt expenses as discussed above.

Operating Income (loss) by Segment:

	Year ended December 31, 2011		Year ended December 31, 2010
Segment:	Operating Income (Loss)	Percent of Income	Operating Income (Loss)	Percent of Income
Ceiling Fans & Lightings	$1,781,334	75.1%	$9,512,444	67.8%
Industrial Fans & Gas Grills	577,204	24.3%	5,724,880	40.8%
Other Trading	14,626	0.6%	(546,186)	(3.9)%
Corporate	(2,465)	-%	(664,821)	(4.7)%
Total	$2,370,699	100%	$14,026,317	100%

Income from operations from Ceiling Fans & Lighting Fixtures decreased by $7,731,110 during the year ended December 31, 2011, as the result of lower gross profit margin resulting from the appreciation of the RMB and higher costs of production as discussed above and the increased bad debt reserve of $1,930,374, which more than offset the higher level of revenues in that segment.

Income from operations of Industrial Fans & Gas Grills was $577,204 for  2011, a decrease of $5,147,676 compared to 2010. The decrease is primarily due to lower revenue of $12,314,373 and lower gross profit as discussed above.

Income from operations of Other Trading was $14,626 for  2011 due to low gross profit of the products sold. The loss in 2010 of $546,186 was the result of a bad debt expense of $974,784.

Loss from operations of Corporate Overhead was just $2,465 for  2011 as the Company had no operations in the US in 2011, while in 2010, we incurred $664,821 in US professional fees.

Loss on Debt Conversion

On April 1, 2010, the Company and some of its debt holders entered into Note Conversion Agreements, which resulted in the debt holders converting $17,542,774 of debt into 5,012,217 shares of the Company’s common stock.  This resulted in a $1,747,762 debt extinguishment loss being recorded in 2010, as the $3.50 per share conversion rate was lower than $3.86, which was the average price of the common stock over the 30 trading days prior to the conversion."

Loss on Investment

For  2010, the Company recorded $4,320,000 as a Loss on investment pertaining to the planned acquisitions of Sanfan and Jinxinglong as these pending acquisitions were cancelled by the Company due to issues that arose subsequent to the date of the agreements. As a result of negotiations with the sellers, the Company obtained refunds of $6,480,000 of the $10,800,000 it had  paid to the sellers

Other Income (Expense)

 Other income was $75,999 in  2011, compared to other income of $914,151 for 2010.  The 2010 other income benefited from the Company’s profitable sales of its extra steel plate to other manufacturers, which did not reoccur in 2011.

Income before Income Taxes

The Company reported income before taxes of $1,651,391 for 2011, a decrease of $6,091,128 from the 2010 income before taxes of $7,742,519. This resulted from the fact that 2011’s income from operations of $2,370,699 was $11,655,618 lower than 2010’s income from operations due to lower sales, the reduced gross profit and higher bad debt expense in 2011 as mentioned above, partially offset by the non-recurrence of the Loss on investment of $4,320,000 and the Loss on debt conversion of $1,747,762, both of which were recorded in 2010.

Taxes

The Company recorded a tax provision in 2011 of $513,370, representing 31% of its pre-tax income.  This rate is higher than the Chinese statutory rate of 25% largely due to the inability of the Company to record a tax benefit pertaining to the operating loss of one of its PRC subsidiaries. In 2010 the tax provision was $3,181,466, or 41% of 2010 pre-tax income.  This rate was higher than the 25% statutory rate largely due to the inability to record a tax benefit on the Loss on investment of $4,320,000 and the Loss on debt conversion of $1,747,762.

Net Income

The Company recorded net income of $1,138,021 for  2011, a decrease of $3,423,607 from 2010 due to the reasons discussed above.

Liquidity and Capital Resources

 As of December 31, 2011, cash and equivalents were $5,501,248 compared to $2,461,453 as of December 31, 2010. The components of this increase of $3,039,795 are reflected below.

Cash Flow

	Year Ended December 31,
	2011	2010
Net cash provided by operating activities	$6,024,326	$5,121,189
Net cash provided by (used in) investing activities	5,274,533	(11,690,403)
Net cash provided by (used in) financing activities	(8,372,926)	5,358,212
Exchange rate effect on cash	113,862	(313,327)
Net cash inflow (outflow)	$3,039,795	$(1,524,329)

Net cash provided by operating activities

The  cash flow from operating activities in 2011 was principally attributed to an increase of accounts payable due to delays in payments to certain vendors resulting in higher bills payable, partially offset by an increase of $10,072,608 in accounts receivable due to slowing payments by one of our major distributors.

Net cash provided by (used in) investing activities

 Net cash provided by investing activities in 2011 was $5,274,533 primarily due to the acquisition deposit refund received from the shareholders of Jinxinglong and Sanfan due to the cancellation of those acquisitions. In 2010 there was an initial payment totaling $10,800,000 made for these then contemplated acquisitions.

Net cash provided by (used in) financing activities

For 2011, the net cash used in financing activities was $8,372,926 which primarily resulted from the net increase in notes receivable due from Oceanic International Zhongshan, which jointly obtained bank loans with Weihe.

Working capital at December 31, 2011 was $8,502,663 as compared to $8,033,495 at December 31, 2010. This working capital reflects the increase of accounts payable of $9,461,112 and bills payable of $8,762,177, all partially offset by higher accounts receivable of $5,433,650 and notes receivable of $15,800,237.

 Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of our most significant obligations.

The following tables reflect the Company’s short-term and long-term bank loans as of December 31, 2011 and 2010:

	2011	2010
Loan from China Construction Bank Zhongshan Branch (“CCBZB”), interest from 2.77% to 4.94%, to be paid within 180 days of the origination date of the loan, due from January 9 to July 7, 2012, secured by customer receivables	$7,598,768	$4,676,992

Loans from CCBZB, interest at 5.31%, due on July 1, 2011, secured by customer receivables	-	3,019,916

Loans from CCBZB, interest at 6.31%, due on June 22, 2012, secured by customer receivables	2,539,320	-

Loans from Industrial and Commercial Bank of China (“ICBC”), at interest from 3.01% to 4.04%, to be paid within 180 days of the origination date of the loan and due from January 25 to March 29, 2012, secured by the Company’s customer receivables	8,100,214	5,870,581

Loans from ICBC, interest at 13%, due through March 19, 2012, secured by the Company’s customer receivables	2,380,612	-

Loans from ICBC, interest at 4.25%, due through May 31, 2011, secured by the Company’s customer receivables	-	1,509,958

Loans from ICBC, interest at 5.85%, due through May 18, 2012, secured by the Company’s customer receivables	1,587,075	-

Loans from ICBC, interest at 5.85%, due through May 15, 2012, secured by the Company’s customer receivables	1,110,952	-

Loans from ICBC, interest at 4.25%, due through May 25, 2011, secured by the Company’s customer receivables	-	1,509,958

Loans from ICBC, interest at 4.5%, due through May 16, 2011, secured by the Company’s customer receivables	-	1,509,958

Loan from Shiqi Micro Credit Bank, interest at 20%, payments due through October 9, 2012, guaranteed by Li Weiqiu, the chairman of HSG	793,537	-

Loans from CITIC Bank, interest at 7.22%, payments due through August 10, 2012, guaranteed by Li Weiqiu, the chairman of HSG	2,380,614	-

Loans from CITIC Bank, interest at 5.84%, payments due through August 25, 2011, guaranteed by Li Weiqiu, the chairman of HSG	-	3,170,912

Total Short term bank loans	$26,491,091	$21,268,275

	December 31, 2011	December 31, 2010
Loan from ICBC, interest at 4.05%, due on January 3, 2013, secured by the Company’s customer receivables	$144,280	$686,345
Loans from ICBC, interest at 4.5%, due through January 3, 2013, secured by the Company’s customer receivables	$577,118	$549,076
Total Long term bank loans	$721,398	$1,235,421

As of December 31, 2011 and 2010, the Company owed to individual stockholders and related parties  as follows:

	December 31, 2011	December 31, 2010
Due to stockholder, payable on demand and no interest	$1,262,379	$1,262,379
Due to a related party - Cheung Kinwai	692,350	682,385
Due to a related party – Li Weiqiu	666,667	666,667
Due to a related party (Cheung Kinwai) with interest of 7.844%	836,035	1,083,039
Due to a related party (Li Weiqiu) with floating interest rate	793,537	754,979
	4,250,968	4,449,449
Less: Current portion	(2,948,299)	(2,899,058)
Due to stockholder & related parties under non-current liabilities	$1,302,669	$1,550,391

The Company owed $1,262,379 to a former stockholder, Simple Hong Kong Investment Limited ("Simple Hong Kong"), as of December 31, 2011 and 2010, which is payable on demand. Simple Hong Kong was incorporated in Hong Kong as a limited liability company, and primarily engages in investment and consulting services to small to medium size private or public enterprises located in Hong Kong or mainland China. Simple Hong Kong and its affiliates have no current relationship with the Company and its affiliates, however Simple Hong Kong had provided loans to the Company and Simple Hong Kong was a shareholder of the Company. Pursuant to arms’ length negotiations between the Company’s management and Simple Hong Kong, the Company borrowed funds from Simple Hong Kong to fund the Company’s operation and has signed non-interest bearing Promissory Notes (“Promissory Notes”) payable to Simple Hong Kong with due dates of March 31, 2011. As of the date of this report, the amount of $1,262,379 is past due and unsecured.

As of December 31, 2011, the Company owed $666,667 to a related party, Li Weiqiu, and $692,350 to another related party, the Company's director and principal shareholder, Cheung Kinwai. These were unsecured, did not bear interest and are payable on demand.

On May 14, 2009, the Company received a loan of $1,571,429 from Cheung Kinwai, a shareholder and director of the Company, with interest of 7.844%, due on May 14, 2014.  The Company is required to make monthly payments of approximately $31,700 for principal and interest. As of December 31, 2011, the amount due was $836,035, with principal of $326,903 due within 12 months.

On June 9, 2010, the Company received a loan, which as of December 31, 2011 had a balance of $793,537, from Li Weiqiu, a principal shareholder and the Chairman of the Company’s BOD, with interest of 6.73%, which was 120% of the floating interest rate benchmark lending rate set by The People’s Bank of China. The Company pays interest of $4,451 per month and the principal will be paid off on June 9, 2015, the loan maturity date.  As of December 31, 2011, the amount due to Li Weiqiu was $793,537.

 We believe our available funds and cash flows from operations and short term borrowings will be sufficient to meet our anticipated ongoing operating needs for the next 12 months. However, in the future the Company may periodically access funding from third parties and its shareholders or directors, if such funds are made available, to fund its growth. It is possible  the Company might need to raise additional capital to fund repayment of the Company’s debt and/or expansion. There can be no guarantee we will be able to obtain such funding, whether through the issuance of debt or equity, on terms satisfactory to management and our BOD. There is no guarantee  the shareholders or related parties will continue to provide loans to the Company. Any repayment of these loans with the Company’s equity will result in dilution to investors.

There are no direct restrictions on our ability to use cash outside of the PRC from our PRC subsidiaries, but some procedural requirements need to be met and regulatory approvals have to be obtained. Our income after taxes, reserves and deductions can be used for expenses such as operating fees and payroll expenses outside of the PRC. Certain documents are needed to be submitted to, and examined by, commercial banks authorized by the State Administration of Foreign Exchange (“SAFE”) before the funds can be converted into foreign currency and be remitted abroad. Similarly, obtaining the approval from local SAFE authorities is a prerequisite for the currency conversion and remittance abroad of the proceeds received from any liquidation of our PRC subsidiaries. However, there are no direct restrictions on the use of such proceeds. Thus, such proceeds could be used outside the PRC and could be remitted to investors who are not PRC nationals upon receiving the necessary approvals.

Effective on January 1, 2008, the PRC Enterprise Income Tax (“EIT”) Law and Implementing Rules (“PRC EIT Law 2008”) imposed a unified enterprise income tax rate of 25% on all domestic-invested resident enterprises and foreign-invested resident enterprises in China, unless they qualify under certain limited exceptions. Under the PRC EIT Law 2008, the “resident enterprise” refers to an enterprise lawfully established in the PRC (“Domestic-Registered Resident Enterprise”) or an enterprise established in accordance with any foreign law and by PRC enterprises with its effective management and financial controls located in the PRC (“Foreign-Registered Resident Enterprise”). We believe our PRC subsidiaries Well Profit and Weihe are Domestic-Registered Resident Enterprises, and are fully in compliance with the PRC EIT Law 2008.

One of the Company’s PRC subsidiaries, Well Profit, has been classified as a FIE within the PRC since it was acquired by Holy in 2006, prior to the effective date of the PRC EIT Law 2008, and thus, starting from the first profitable year, is entitled to a two-year exemption from the EIT followed by a three-year 50% reduction in its EIT tax rate (“Tax Holiday”). As such, after the application by Well Profit and approval by the relevant tax authority in 2007, Well Profit was fully exempted from EIT for 2007 and 2008, and for 2009 to 2011, Well Profit was subject to enterprise income tax at  12.5%. According to the State Council Circular on the Implementation of the Transitional Preferential Policies of Enterprise Income Tax, the above mentioned Tax Holiday is not affected by the PRC EIT Law 2008. However, when the Tax Holiday expires on January 1, 2012, Well Profit will be subject to the EIT rate of 25% in accordance with the PRC EIT Law 2008.

The Company’s other PRC subsidiary, Weihe, was classified as a FIE in 2008, after the effective date of the PRC EIT Law 2008.  As a result, Weihe had no Tax Holiday and has been subject to the EIT rate of 25% in accordance with the PRC EIT Law 2008.

Management does not believe our parent company, Home System Group, which is incorporated in Nevada, is a “Foreign-Registered Resident Enterprise” and in practice, it has not been classified as a “resident enterprise” by the relevant PRC tax authorities. If it is classified in the future as a “Foreign-Registered Resident Enterprise” by relevant PRC tax authorities, there will be two possible impacts: One is that any dividend, equity investment proceeds or other proceeds that we receive from our PRC subsidiaries, Well Profit and Weihe, could be exempted from PRC EIT. The other potential impact is that the funds that the Company receives outside the PRC are subject to PRC EIT, but the income tax that is paid pertaining to funds received outside PRC could offset the income tax payable by the Company’s subsidiaries in the PRC. However, since currently our main operating subsidiaries are located in PRC and their income is already subject to the 25% PRC EIT, the management does not believe such classification will cause any material impact to the Company.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during  2011 that have, or are reasonably likely to have, a current or future affect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04 which was issued to provide a consistent definition of Fair Value ("FV") and ensure that the fair value measurement and disclosure requirements are similar between US GAAP and IFRS. ASU 2011-04 changes certain FV measurement principles and enhances the disclosure requirements particularly for Level 3 FV measurements.  This guidance is effective for the Company beginning on January 1, 2012.  The adoption of ASU 2011-04 is not expected to significantly impact the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income”. ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220, “Comprehensive Income”, and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. In December 2011, the FASB issued ASU 2011-12 which deferred the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU 2011-05 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-05, as amended by ASU 2011-12, is not expected to significantly impact the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the FV of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for the Company for its annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of ASU 2011-08 is not expected to significantly impact the Company’s consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements

The financial statements required by this item begin on page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) Resignation of Principal Accountants.

By letter dated December 13, 2011, Acquavella, Chiarelli, Shuster, Berkower & Co., LLP (“ACSB”) resigned as independent registered public accounting firm of the Company.

ACSB reported on the Company's consolidated financial statements for the year ended December 31, 2009 and reviewed the Company’s unaudited consolidated financial statements for the periods ended March 31, 2010, June 30, 2010 and September 30, 2010. For these periods and up to March 14, 2012, the date of the Company’s Current Report on Form 8-K reporting the resignation (the “Form 8-K”), there were no disagreements with ACSB on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of ACSB, would have caused it to make reference thereto in its report on the financial statements for such year.  During such periods, there were no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

The report of ACSB on the financial statements of the Company for the fiscal year ended December 31, 2009 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

The Company provided ACSB with a copy of the foregoing disclosure and requested that ACSB provide the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by the Company in the Form 8-K. A copy of such letter, dated March 14, 2012, was filed as Exhibit 16.1 to the Form 8-K.

(b) Engagement of Principal Accountants.

On March 8, 2012, the Company engaged Goldman Kurland Mohidin LLP (“GKM”), as its independent registered public accountants for the fiscal years ending December 31, 2011and 2010. The decision to engage GKM was approved by the Board of Directors of the Company on March 8, 2012.

During the Company's two most recent fiscal years ended December 31, 2011 and 2010 and through the date of the Form 8-K, the Company did not consult with GKM on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company's financial statements, and GKM did not provide either a written report or oral advice to the Company that GKM  concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of  Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”), its principal executive officer, and Chief Financial Officer (“CFO”), its principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of December 31, 2011. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2011.

Management’s Report on Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting (“ICFR”).

Management is responsible for establishing and maintaining adequate ICFR for the Company. ICFR refers to the process designed by, or under the supervision of Lei Yu, our Chief Executive Officer, and Jianming Xu, our Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP, and includes those policies and procedures that:

(1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The management designed an evaluation process that meets the needs of its company and that provides reasonable assurance for its assessment based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Tread way Commission.

In connection with their review of our ICFR for the fiscal year ended December 31, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that since our financial and accounting staff are not familiar with US GAAP and we need to engage an outside consultant to convert our financial statements prepared in accordance with PRC GAAP into US GAAP, and because of certain other deficiencies in the design or operation of our internal control over financial reporting, our ICFR were not effective as of December 31, 2011.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. The rules of the SEC do not require an attestation of the Management’s report by our registered public accounting firm in this annual report.

Change in Internal Control over Financial Reporting

There have been no other changes in our ICFR that occurred during our fiscal quarter and year ended December 31, 2011 that have materially affected, or are reasonable likely to materially affect, our ICFR. Given the limitations of our accounting personnel, we need to take additional steps to insure that our financial statements are in accordance with US GAAP.

Item 9B.  Other Information

On December 28, 2011, Yidong Xiao, Huafeng Chen and Yiming Zhu resigned as directors of the Company.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth our directors and executive officers, and their ages and titles as of December 31, 2011.

Name	Age	Position
Lei Yu	48	Chief Executive Officer
Jianming Xu	37	Chief Financial Officer
Jing Liu	39	Secretary
Weiqiu Li	52	Chairman of Board of Directors
Kinwai Cheung	49	Director

Lei Yu    has served as our Chief Executive Officer since October 13, 2009. From September, 2007 to August, 2008, he was the Vice President of China Wallink Investment Group (“Wallink”), where he oversaw the operational and financial activities of Wallink’s portfolio companies, and subsequently completed a Doctorate thesis at Wuhan University Law School. From October, 2005 to August, 2007, Mr. Yu was a Senior Vice President of Ever Fortune International Holding Limited (“Ever Fortune”) where he directed its transition to an infrastructure construction company including road, harbor, and bridge construction. He also restructured Ever Fortune’s capital structure.  From January, 2001 to September, 2005, Mr. Yu was the director of the investment bank department of China Taisheng Investment Holding Limited (“Taisheng”), where he managed Taisheng’s merger and acquisition activities. During the period from July, 2002 to June, 2003, he was appointed by Taisheng to be the Chief Executive Officer of one of Taisheng’s portfolio companies-Hebei Huda Technology & Education Development Co., Ltd. Mr. Yu graduated from Zhejiang University of Technology with a B.S. degree in Mechanical Engineering in 1983.  In 2002, he received a MBA degree from Xiamen University.

Jianming Xu   has served as our Chief Financial Officer since September 24, 2008. From August 2007 until September 2008, Mr. Xu has served as Assistant to the CEO of the Company. From October, 2002 to July, 2007, Mr. Xu also served as Chief Director of Audit of Stone Investment Group.  From October, 1998 to September, 2002, he was an Audit department manager at an international accounting firm (BDO member)  From September, 1996 to September, 1998, he was the Finance Manager at China's Shaoxing City Textile Group. Mr. Xu graduated from Hangzhou Dianzi University with a M.S. degree in Accounting in 1996.

Jing Liu has served as our Secretary since August 17, 2006.  Ms. Liu also has  served as the Secretary of our subsidiary, Oceanic International Company Limited, since March 2004.  From July, 1991 to January, 2004, Ms. Liu served as the Manager in the International Business Department of Zhong Shan Hua Jie Steel Pipe Group, Ltd., where she assisted in the financial management of its subsidiaries.  Ms. Liu received a Bachelor degree in International Trade from the Guangdong Foreign Language Institute.

Weiqiu Li  has served as Chairman of BOD since November 30, 2009. He served as Chief Executive Officer of the Company from August 17, 2006 to September 24, 2008. Mr. Li received a Bachelor degree in Economic Management from Guangdong Radio & TV University, and studied Automation Control at the South China University of Technology from 1993 to 1995.

Kinwai Cheung has served as a director of the Company since August 17, 2006. He served as our Chief Financial Officer from August 17, 2006 to September 24, 2008. Since June, 2004, Mr. Cheung also has served as the Administrative Manager of one of our subsidiaries, Oceanic International Company Limited.  From May, 1998 to May, 2004, Mr. Cheung served as the Chairman and Chief Executive Officer of Kang Teng Trading Company Limited in Zhongshan City, China. Mr. Cheung received a Bachelor degree in Business Administration from the Zhongshan City Shunwen College in 1989.

There are no family relationships among our directors or officers.

Director Independence

Although prior to December 28, 2011, we had three "independent directors" within the meaning of the rules of the NYSE MKT, we do not as of the date of this report and since December 28, 2011 we have not had any "independent directors".

Board Committees

Although on November 30, 2009, we established and adopted a charter for an Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, none of these committee have functioned since we have no "independent directors".

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to Lei Yu, our Chief Executive Officer, for services rendered in all capacities during the noted periods  No executive officer received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Fiscal Year	Annual Salary	Bonus	Stock Awards	Option Awards	Total
Lei Yu	2011	$100,000	$0	$0	$0	$100,000
Chief Executive Officer	2010	$100,000	$0	$0	$0	$100,000

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2011, there were no outstanding equity awards held by executive officers of our company.

Stock Incentive Plans

We had no stock incentive plan grants during 2011.

Compensation of Directors

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our directors for services rendered during 2011.

Name	Positions	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Weiqiu Li	Chairman	-	-	-
Kinwai Cheung	Director	-	-	-
Yiming Zhu (1)	Former Independent Director	$50,000	-	$50,000
Huafeng Chen (1)	Former Independent Director	$30,000	-	$30,000
Yidong Xiao (1)	Former Independent Director	$30,000	-	$30,000

(1) Resigned from our Board of Directors on December 28, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2012 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our directors and Lei Yu, our only executive officer named in the executive compensation table in Item 11; and (iii) by all of our directors and officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

A total of 67,490,166 shares of our common stock as of December 31, 2012 are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1).  For each beneficial owner above, any options or warrants exercisable within 60 days have been included in the denominator.

Unless otherwise specified, the address of each of the persons set forth below is in care of Home System Group, Oceanic Industry Park, Sha Gang Highway, Gang Kou Town, Zhongshan City, Guangdong Province, P.R. China.

Name and Address Beneficial Owner		Number and Nature of Beneficial Ownership	Percentage of Class
Weiqiu Li,	Chairman	11,650,000	17.3%
Kinwai Cheung,	Director	9,830,000	14.6%
Lei Yu	CEO	-	--
All directors and officers as a group (3 persons)		21,480,000	31.9%

Holders of More than 5% of Shares
Shubo Li		4,793,839	7.1%
Runyuan Xu		4,498,339	6.7%
Weiquan Su		4,493,340	6.7%

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

On May 14, 2009, the Company received a loan of $1,571,429 from a related party, Cheung Kinwai, a director and a principal shareholder of the Company, with an interest rate of 7.844% and due on May 14, 2014. The principal amount and interest of approximately $31,700 (RMB 200,000) are paid each month.

On June 9, 2010, the Company received a loan of $754,979 from Li Weiqiu, the chairman of BOD and a principal shareholder of the Company, with interest rate of 6.73%, which was the floating interest rate 120% of the benchmark lending rate set by The People’s Bank of China. The Company pays the interest of approximately $4,124 per month and the principal is to be paid on June 9, 2015, the loan maturity date.  As of December 31, 2011, the amount due to Li Weiqiu was $793,537.

As of December 31, 2011, the Company received two loans of $666,667 and $692,350 from Li Weiqiu and Cheung Kinwai, respectively. These were unsecured, did not bear interest and were payable on demand.
	December 31, 2011	December 31, 2010
Due to a related party - Cheung Kinwai	$692,350	$682,385
Due to a related party – Li Weiqiu	666,667	666,667
Due to a related party (Cheung Kinwai) with interest of 7.844%	836,035	1,083,039
Due to a related party (Li Weiqiu) with floating interest rate	793,537	754,979
Total	$2,988,589	$3,187,070

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Public Accountants

The firm of Goldman Kurland Mohidin LLP ("GKM") has been selected by the board of directors as the independent  registered certified public accounting firm to audit the books and accounts of our company and its subsidiaries for the fiscal year ending December 31, 2011 and December 31, 2010. The aggregate fees billed by Goldman Kurland Mohidin LLP, the Company's independent registered certified public accounting firm, for professional services rendered for the years ended December 31, 2011 and December 31, 2010 are as follows:
	2011	2010
Audit	$ 85,000	$ 85,000
Audit related	-	-
Others	-	-
Total	$ 85,000	$ 85,000

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Exhibit
Number	Exhibit Title

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
10.9
Property Lease Agreement between Jiao Liming and Zhongshan City Weihe Appliances Co., Ltd. (Incorporated by reference to Exhibit 10.9 of the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2009, filed on December 3, 2010)

10.10
Property Lease Agreement between Oceanic International (Zhongshan) Co., Ltd. and Oceanic Well Profit, Inc. (Incorporated by reference to Exhibit 10.10 of the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2009, filed on December 3, 2010)

10.11	Loan Agreement dated May 14, 2009, between the Company and Cheung Kinwai
10.12	Payment Agreement dated July 6, 2012, between the Company and Zhongshan City Heng Bao Trading Co., Ltd.
14	Business Ethics Policy and Code of Conduct, adopted July 31, 2007. (Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed August 6, 2007)
16.1
 Letter from Acquavella, Chiarelli, Shuster, Berkower & Co., LLP dated March 14 , 2012 to the Securities and Exchange Commission (incorporated herein by reference to the Company’s Current Report on Form 8-K filed March 14, 2012)

21.1	List of Subsidiaries(incorporated by reference to Exhibit 21.1 of the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 29, 2010)
31.1	Certification of principal executive officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.
31.2	Certification of principal financial officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

32.1	Certification of principal executive officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	Certification of principal financial officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS*
XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Label
101.PRE*	XBRL Taxonomy Extension Presentation

* In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this annual report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with Section 13 or Section 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME SYSTEM GROUP
Date: March ___, 2013
/s/ Lei Yu
Lei Yu
Chief Executive Officer

/s/ Jianming Xu
Jianming Xu Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of March ___, 2013.

SIGNATURE	TITLE

/s/ Weiqiu Li	Chairman
Weiqiu Li

/s/ Kinwai Cheung	Director
Kinwai Cheung

HOME SYSTEM GROUP AND SUBSIDIARIES
FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

HOME SYSTEM GROUP AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS
Cash and equivalents	$5,501,248	$2,461,453
Accounts receivable – net of allowances	24,292,388	18,858,738
Notes receivable - short term, net of allowances	22,960,475	7,160,238
Deposits and advances	1,290,329	640,168
Prepaid expenses	2,856,661	1,722,036
Inventories, net of allowance	26,907,546	18,289,892
Deferred product costs	11,146,419	10,090,090
Deferred tax asset – current	1,334,491	811,935
Acquisition deposits	-	6,480,000
Other assets	1,469,303	1,603,979
TOTAL CURRENT ASSETS	97,758,861	68,118,529
Accounts receivable – long term, net of allowances	3,957,650	-
Notes receivable – long-term	255,196	3,096,083
Property, plant and equipment, net	8,713,173	8,682,032
Deferred tax asset – long term	421,599	-
Intangible assets, net	1,167,851	1,462,596
Goodwill	27,166,436	25,846,407
TOTAL ASSETS	$139,440,766	$107,205,647

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable – trade	$28,521,060	$19,059,948
Bills payable	17,610,359	8,848,182
Accrued expenses and other payables	10,518,310	4,723,139
Short term bank loans	26,491,091	21,268,275
Taxes payable	387,970	507,323
Notes payable	2,779,109	2,779,109
Due to stockholders & related parties - current portion	2,948,299	2,899,058
TOTAL CURRENT LIABILITIES	89,256,198	60,085,034

NON-CURRENT LIABILITIES
Due to stockholders & related parties – long term portion	1,302,669	1,550,391
Long term bank loans	721,398	1,235,421
TOTAL LIABILITIES	91,280,265	62,870,846
COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
COMMON STOCK - $0.001 par value; 200,000,000 shares
authorized, 67,490,166 shares issued and outstanding	67,490	67,490
Additional paid-in capital	25,942,241	25,942,241
Statutory reserve	1,179,791	1,161,643
Retained earnings	15,233,420	1,4113,547
Accumulated other comprehensive income	5,737,559	3,049,880
TOTAL STOCKHOLDERS' EQUITY	48,160,501	44,334,801
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$139,440,766	$107,205,647

The accompanying notes are an integral part of these consolidated financial statements.

HOME SYSTEM GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
Net Sales	$94,128,083	$104,496,008
Cost of Sales	(82,245,535)	(81,964,746)
GROSS PROFIT	11,882,548	22,531,262

General, selling and administrative expenses	(6,835,084)	(7,234,333)
Bad debt expense	(2,676,764)	(1,270,612)
TOTAL	(9,511,848)	(8,504,945)

INCOME FROM OPERATIONS	2,370,700	14,026,317

OTHER (EXPENSE) INCOME
Loss on debt conversion	-	(1,747,762)
Loss on investment	-	(4,320,000)
Other income	75,999	914,151
Interest expense, net	(795,308)	(1,130,187)
OTHER EXPENSE, NET	(719,309)	(6,283,798)

INCOME BEFORE INCOME TAXES	1,651,391	7,742,519
INCOME TAXES	(513,370)	(3,181,466)

NET INCOME	$1,138,021	$4,561,053

Basic & Diluted Weighted Average Shares	67,490,166	66,254,277
Basic & Diluted Earnings per Share	$0.02	$0.07

COMPREHENSIVE INCOME
Net Income	$1,138,021	$4,561,053
Foreign Currency Translation Adjustment	2,687,679	1,111,452

COMPREHENSIVE INCOME	$3,825,700	$5,672,505

The accompanying notes are an integral part of these consolidated financial statements

HOME SYSTEM GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED
 DECEMBER 31, 2011 AND 2010

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Statutory Reserve	Retained Earnings	Other Comprehensive Income	Total
BALANCE AT DECEMBER 31, 2009 – (RESTATED)	62,477,949	$62,478	$6,581,717	$681,914	$10,032,223	$1,938,428	$19,296,760
Effect of the conversion of Debt to Equity	5,012,217	5,012	19,360,524	-	-	-	19,365,536
Foreign currency translation adjustment	-	-	-	-	-	1,111,452	1,111,452
Appropriation to statutory reserve	-	-	-	479,729	(479,729)	-	-
Net income for 2010	-	-	-	-	4,561,053	-	4,561,053
BALANCE AT DECEMBER 31, 2010	67,490,166	67,490	25,942,241	1,161,643	14,113,547	3,049,880	44,334,801
Foreign currency translation adjustment	-	-	-	-	-	2,687,679	2,687,679
Appropriation to statutory reserve	-	-	-	18,148	(18,148)	-	-
Net income for 2011	-	-	-	-	1,138,021	-	1,138,021
BALANCE AT December 31, 2011	67,490,166	$67,490	$25,942,241	$1,179,791	$15,233,420	$5,737,559	$48,160,501

The accompanying notes are an integral part of these consolidated financial statements

HOME SYSTEM GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income	$1,138,021	$4,561,053
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation	969,594	1,216,373
Amortization of intangible assets	360,246	366,635
Deferred finance costs amortized	-	255,231
Deferred tax benefits	(944,155)	(158,121)
Loss on debt conversion	-	1,747,762
Loss on investments	-	4,320,000
Bad debt provision	2,676,764	1,270,612
Inventory obsolescence	1,354,113	972,634
Change in assets and liabilities
(Increase) decrease in assets:
Accounts receivable	(10,072,608)	(10,479,268)
Deposits and advances	(1,736,862)	(993,331)
Inventories	(8,764,188)	(384,574)
Deferred product costs	(1,056,329)	(801,449)
Other assets	410,836	(659,803)
Increase (decrease) in liabilities:
Accounts payable	8,276,337	(389,287)
Bills payable	8,103,355	5,181,600
Accrued expenses and other payables	5,450,848	(2,547,261)
Taxes payable	(141,646)	1,642,383
Net cash provided by Operating Activities	6,024,326	5,121,189

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Capital expenditures	(1,205,467)	(890,403)
Acquisition deposit refunded (paid)	6,480,000	(10,800,000)
Net cash provided by (used in) Investing Activities	5,274,533	(11,690,403)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from bank loans	26,491,091	22,503,696
Repayment of bank loans	(21,782,298)	(14,012,956)
Increase in notes receivable	(12,883,238)	(6,186,110)
Proceeds from stockholder & related parties	(198,481)	3,053,582
Net cash provided by (used in) Financing Activities	(8,372,926)	5,358,212
Exchange rate effect on cash	113,862	(313,327)
Increase (decrease) in cash & equivalents	3,039,795	(1,524,329)
Cash & equivalents- beginning of year	2,461,453	3,985,782
Cash & equivalents- end of year	$5,501,248	$2,461,453

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,278,569	$1,025,410
Income taxes	$1,478,283	$3,963,163

Non cash transactions:
Debt conversion value	$-	$17,542,774

The accompanying notes are an integral part of these consolidated financial statements

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Home System Group (“HSG” or the “Company”) (formerly Supreme Realty Investments, Inc. (“Supreme”)) is incorporated in the State of Nevada.   The Company has three operating subsidiaries as of December 31, 2011.

On August 4, 2006, Supreme was a public shell company and acquired Home System Group, Inc. (“HSGI”).  HSGI was incorporated as a limited liability company (“LLC”) in the British Virgin Islands on February 28, 2003.  HSGI was inactive until September 30, 2006 when HSGI acquired all the outstanding stock of Oceanic International (HK) Limited (“Oceanic”).  Oceanic is an operating company, organized under the laws of Hong Kong on June 23, 2004 for the purpose of distributing gas grills, home electronic appliances and racks. Since the ownership of HSGI and Oceanic was the same, the merger was accounted for as a transaction between entities under common control, whereby HSGI recognized Oceanic’s assets and liabilities as being transferred at their carrying amounts. Under the terms of the merger agreement with Supreme, the stockholders of HSGI received 8,000,000 shares of Supreme’s common stock for 100% of HSGI’s outstanding common stock.  Following the merger, Supreme changed its name to Home System Group.  Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction, rather than a business combination.  That is, the share exchange is equivalent to the issuance of stock by HSGI for the net assets of Supreme, accompanied by a recapitalization, and is accounted for as a change in capital structure.  Accordingly, the accounting for the share exchange is identical to that resulting from a reverse acquisition, except no goodwill was recorded.  Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, Supreme, are those of the legal acquiree which is considered to be the accounting acquirer, HSGI.  Shares and per share amounts stated were adjusted to reflect the merger.

Holy (HK) Limited (“Holy”) was incorporated in Hong Kong on September 26, 2006 to be a holding company.  Oceanic Well Profit, Inc. (“Well Profit”) was a wholly-owned subsidiary of Holy. Well Profit was incorporated in the People’s Republic of China (“PRC”) on April 5, 2006 for the purpose of manufacturing gas grills, home electrical appliances and racks.

Holy was inactive until October 26, 2006 when Holy acquired all the issued and outstanding stock of Well Profit for  $3,750,000, the net book value of Well Profit. Since the stockholders of Holy and Well Profit were related, and the control of the merged entity remained with the management of Well Profit, the merger was accounted for as a transaction between entities under common control, whereby Holy recognized Well Profit’s assets and liabilities transferred at their carrying amounts.

On January 31, 2007, HSG acquired Holy.  Under the terms of the merger agreement, the stockholders of Holy received $3,000,000 and 42,500,000 shares of voting common stock of HSG for 100% of Holy’s outstanding common stock. For accounting purposes, the acquisition was treated as an acquisition of Holy by HSG and as a recapitalization of Holy.

On October 1, 2008, the Company purchased from the shareholders of Asia Forever Investment Limited (“Asia Forever”) all of Asia Forever’s outstanding stock for approximately $39.5 million.  Asia Forever had been incorporated as a LLC on April 1, 2008 in the Hong Kong Special Administrative Region, and it had 100% ownership interest of Zhongshan City Weihe Appliances Co., Ltd (“Weihe”). Weihe had been incorporated as a LLC on August 3, 1998 in the PRC, and it manufactures ceiling fans and residential lighting. The Company's products are predominately sold to the consumer market located in North America, Europe, Australia and Asia. The operations of Asia Forever are included in the consolidated financial statements since October 1, 2008.

As discussed in NOTE 19, on January 10, 2012, Asia Forever transferred 100% of ownership of Weihe to Oceanic and on January 10, 2012, Holy transferred 100% ownership of Well Profit to Oceanic. As a consequence of these transfers, Weihe and Well Profit became wholly-owned subsidiaries of Oceanic.

NOTE 2 – BASIS OF PREPARATION AND CONSOLIDATION

The accompanying financial statements of the Company were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company accounts and transactions were eliminated in consolidation.

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basic and diluted earnings per share

The Company reports earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, “Earnings per Share (“EPS”)”. The Company’s basic EPS is computed using the weighted average number of shares outstanding for the years presented.

Diluted EPS is based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock options are assumed to be exercised, and funds thus obtained by the Company were assumed to be used to purchase common stock at the average market price during the period. The Company had no potentially dilutive options or warrants outstanding as of December 31, 2011 and December 31, 2010.

Cash and equivalents

Cash and equivalents include cash on hand, cash accounts, interest bearing savings accounts and time certificates of deposit with a maturity of three months or less when purchased.

Accounts receivable - trade

Accounts receivable – trade is the amounts due from customers, net of the allowance for doubtful accounts and for any discount resulting from the computation of the net present value for receivables that, per the terms of an agreement with the customer, were due in excess of one year from the date of sale. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of this allowance.  Allowances are recorded primarily on a specific identification basis, and any accounts that are determined to be uncollectible would be written off against this allowance.  The bad debt allowance was $1,930,374 and $156,623 as of December 31, 2011 and 2010, respectively.

In 2011, one of the Company’s distributors became increasingly slow in paying for certain products that had been sold to that distributor.  As a result, the Company reduced its sales to that distributor in 2011, and in July of 2012, the Company and this distributor entered into an agreement whereby both parties agreed to a schedule of payments from July 2012 to June 2013 for the $14,720,000 that was still outstanding as of that date.  The product sales pertaining to receivables included in this agreement, which are to be paid at a date more than one year subsequent to the date of sale, were discounted to a net present value using a 7% interest rate, which the Company feels represents an appropriate discount.  As a result of this discount, 2011 revenues were reduced by $1,141,374, and interest income of $379,273 was recorded in 2011 due to the amortization of this discount, with the net discount of $762,313 deducted from the December 31, 2011 receivables.

Notes receivable

As discussed in NOTE 6, periodically the Company enters into an agreement with Oceanic International (Zhongshan) Company Limited (“Zhongshan”), a Chinese company that was a supplier of raw materials and currently a plant lessor to HSG, whereby both companies jointly obtain financing from certain financial institutions. Under this arrangement, the Company enters into a loan agreement with the financial institution, in which certain assets of both companies are used as collateral to secure the loan.   Once the Company receives the funding, it then enters into an agreement with the Zhongshan under which a portion of the funds the Company receives from the financial institution is provided by the Company to Zhongshan or other third parties as requested by Zhongshan, and is evidenced by a note from Zhongshan payable to HSG.  These notes make up the predominate amount of the Notes receivable as of December 31, 2011 and 2010 and include interest and maturity dates that coincide with the underlying financing agreements.  The bad debt allowance was $885,595 and $139,205 as of December 31, 2011 and 2010, respectively.

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

Inventory

Inventory is stated at the lower of cost or market value and is determined by the weighted average cost method.  The cost of work-in-progress and finished goods inventories consists of raw materials, direct labor and overhead associated with the manufacturing process. Most of our inventory consists of raw materials such as stainless steel plate, metal plate or plastics. As of December 31, 2011 and December 31, 2010, the Company recorded allowance for obsolescence of $2,326,747 and $972,634, respectively.

Acquisition deposit receivable

As discussed in NOTE 5, during 2010 the Company entered into separate agreements to acquire two companies.  Subsequent to entering into those agreements, the Company elected not to finalize these acquisitions and it negotiated a settlement under which it obtained a refund of a portion of the $10,800,000 it paid concurrent with the signing of these acquisition agreements.  The amounts to be refunded are classified as Acquisition deposit receivable and $4,320,000, the amount not recovered, was expensed in 2010 as a “Loss on investment”.

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

For Long-lived assets used in operations, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted cash flows. We measure the impairment loss based on the difference between the carrying amount and estimated fair value (“FV”).

Long-lived assets are considered held for sale when certain criteria are met, including: management’s commitment to a plan to sell the asset, the asset is available for sale in its immediate condition, and the sale is probable within one year of the reporting date. Assets held for sale are reported at the lower of cost or FV less costs to sell. There was no impairment of Long-lived assets as of December 31, 2011 and 2010.

Goodwill

Goodwill represents the cost of a business acquisition over the fair value (“FV”) of the net identified assets acquired.  In accordance with U.S. GAAP, indefinite-life identifiable intangible assets and goodwill are not amortized. U.S. GAAP requires that an annual impairment test of our goodwill be performed. Goodwill impairment is determined using a two-step process.  The first step of the goodwill impairment test is used to identify potential impairment by comparing the FV of a reporting unit, which we define as our business segments, with its net book value or carrying amount including goodwill.  If the FV of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its FV, the second step of the goodwill impairment test compares the implied FV of the reporting unit’s goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit’s goodwill exceeds the implied FV of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied FV of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.  The FV of the reporting unit is allocated to all of the assets and liabilities of that unit including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination and the FV of the reporting unit was the purchase price paid to acquire the reporting unit. As of December 31, 2011 and 2010, no impairment of Goodwill was identified.

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

Bills payable

The Company is periodically requested by certain of its suppliers to settle amounts owed by the issuance of bills through banks for which the banks undertake to guarantee the Company’s settlement of these amounts at maturity. In order to provide such guarantees for the bills, the Company has entered into bank acceptance agreements with certain banks.

Restatement - Change in Accounting for Revenue Recognition

The Company has changed its methodology to recognize revenue from one of its distributors (“Distributor”).  The payment terms provided to this Distributor enabled the Distributor to defer payment until it had received payment from its customers.  The Company’s revenue recognition policy was changed to record revenue pertaining to product shipped to the Distributor only after the Distributor   received payment related to those products from its customers. Such payment to the Distributor typically occurs within 120 days of the date that the Company has shipped product to the Distributor.  Previously revenue was recognized when upon shipment of product to this Distributor.

Although the Distributor ships product to its customers concurrently with or shortly after it receives product from the Company, and the Company is not aware of current or prior payment issues between the Distributor and its customers, since there was the possibility that a non-payment to the Distributor could result in the inability of the Company to collect an amount invoiced to the Distributor, the revenue recognition policy was changed to record revenue pertaining to product shipped to the Distributor after the Distributor  received payment by its customer.

Revenues pertaining to  product sales to the Distributor in 2011 and 2010 were $33,179,820 and $52,581,904, or 35% and 50% of the Company’s 2011 and 2010 product sales, respectively.  The cumulative Net income effect of this Change in Accounting of $2,859,337 is reflected as a decrease in Retained earnings as of December 31, 2009.

Revenue recognition

As noted above, the Company revised its revenue recognition policy in regards to its product sales to one of its distributors.  The Company’s revenue recognition policies are in compliance with FASB ASC Topic 605, “Revenue Recognition”.  Revenues from sales of the Company’s products to its customers other than the Distributor are recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time the products are shipped to the Company’s customers, the price is fixed or determinable as stated on the sales contract, and collectability is reasonably assured.  Customers do not have a right of return on products shipped. For products the Company sells to the Distributor, Hengbao, in addition to these requirements, the Distributor must have received payment from its customer.  There are no product returns to the Company, and there are no post-shipment obligations, price protection or bill and hold arrangements.

Sales revenue reflects the invoiced value of goods, net of value-added tax (“VAT”).  The Company’s products that are sold in the PRC are subject to Chinese value-added tax of 17% of the sales price. The Company’s sales and purchases are recorded net of VAT collected or paid as the Company acts as an agent for the government. The Company records VAT amounts as either a VAT payable or VAT refundable in the balance sheet. The VAT refundable arises from our purchases of raw materials, and are either refunded by the PRC to the Company or offset against the Company’s VAT payables.

The Company does not charge its customers for shipping and handling.  The Company classifies shipping and handling costs as part of the Selling expenses, and these were $1,582,480 and $919,022 for the years ended December 31, 2011 and 2010, respectively.

Deferred product costs

As discussed in Revenue recognition, the Company defers recognition of revenue resulting from product sold to one of its distributors until the Distributor has received payment from its customer.  The product costs attributed to product shipped to the Distributor for which revenue has not yet been recorded is included in Deferred product costs.  The costs from these shipments are recognized in Cost of sales at the time that the related revenue is recognized.

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

Income taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using the tax rates presently in effect.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  Income taxes are provided on an asset and liability approach for financial accounting and reporting of income taxes.  Current tax is based on the profit or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purposes and is calculated using tax rates that have been enacted or substantively enacted at the balance sheet date.

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability. This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities.  It must be applied to all existing tax positions upon initial adoption and the cumulative effect, if any, is to be reported.  Based on its analysis, the Company determined the adoption of this policy did not have a material impact on the Company's financial statements upon adoption. However, the Company's conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses, if assessed.  No interest expense or penalties have been assessed as of and for the years ended December 31, 2011 and 2010.

Fair Value of financial instruments

Effective January 1, 2008, the Company adopted ASC 820, Fair Value Measurements and Disclosure (“ASC 820”) for assets and liabilities measured at FV on a recurring basis. ASC 820 establishes a common definition for FV to be applied to existing generally accepted accounting principles that require the use of FV measurements establishes a framework for measuring FV and expands disclosure about such FV measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

ASC 820 defines FV as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company did not identify any assets and liabilities that are required to be presented on the consolidated balance sheets at FV in accordance with the relevant accounting standards.

The carrying values of cash and equivalents, trade and notes receivables, trade and bills payables, and short-term bank loans and other debts approximate their fair values due to the short maturities of these instruments.

Foreign currency translation

The Company’s operations are based in the PRC with its currency, the Renminbi (“RMB”), as the functional currency. In consolidation, the Company’s accounts are translated from RMB into US dollars in accordance with FASB ASC Topic 830, “Foreign Currency Matters”.  Accordingly, all assets and liabilities are translated at the exchange rates prevailing at the balance sheet dates and all income and expense items are translated at the average rates for each of the periods.

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

All foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange. The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC. Translation of amounts from RMB into US dollars has been made at the following exchange rates:

For the year ended December 31, 2011:
Balance sheet	RMB 6.30 to $ 1.00
Statement of operations	RMB 6.46 to $ 1.00
For the year ended December 31, 2010:
Balance sheet	RMB 6.62 to $ 1.00
Statement of operations	RMB 6.73 to $ 1.00

The PBOC administers and regulates the exchange rate of the RMB relative to the US dollar.

Use of estimates

The preparation of  financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Several areas require management’s estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management estimates relate to the reserves for bad debt, allowance for inventory obsolescence, valuation of intangible assets acquired in business acquisitions, accrued liabilities and the useful lives utilized for the computation of amortization and depreciation. Actual results could differ from those estimates.

Recent accounting pronouncements

In May 2011, the FASB issued ASU 2011-04   to provide a consistent definition of FV and ensure that the FV measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain FV measurement principles and enhances the disclosure requirements particularly for Level 3 FV measurements.  This guidance is effective for the Company beginning on January 1, 2012.  The adoption of ASU 2011-04 is not expected to significantly impact the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income”. ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220, “Comprehensive Income”, and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. In December 2011, the FASB issued ASU 2011-12 which deferred the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU 2011-05 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-05, as amended by ASU 2011-12, is not expected to significantly impact the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the FV of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for the Company for its annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of ASU 2011-08 is not expected to significantly impact the Company’s consolidated financial statements.

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

Concentration of risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable, notes receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. However, these accounts are not insured by the Federal Deposit Insurance Corporation. The Company attempts to control risk related to receivables through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts. As a consequence, the Company believes that its receivables credit risk exposure beyond such allowance is limited. See NOTE 16 for additional discussion regarding concentrations of receivables.

NOTE 4 - DEBT CONVERSION

On April 1, 2010, the Company and some of its debt holders entered into Note Conversion Agreements, which resulted in the debt holders converting $17,542,774 of debt into 5,012,217 shares of the Company’s common stock, resulting in $1,747,762 debt extinguishment loss. The closing price of Company’s shares as of April 1, 2010, was $4.40 per share, the conversion price used to calculate the number of shares issued as per the note conversion agreement was $3.50 per share. The Company used an estimated price of $3.86, the average price of the common stock over the 30 trading days prior to the time of the conversion to calculate loss on debt conversion.

NOTE 5 - ACQUISITIONS

On May 31, 2010, the Company entered into an agreement to acquire 90% of ownership interest of Zhongshan Sanfan Electrical Appliances Co., Ltd. (“Sanfan”) for $12,000,000. On July 15, 2010, the Company entered into another agreement to acquire 100% of ownership interest of Jinxinglong Electrical Appliances Co., Ltd. (“Jinxinglong”) for $15,000,000.  As of December 31, 2010, the Company had paid $6,000,000 to the shareholders of Jinxinglong and $4,800,000 to the shareholders of Sanfan.

On December 30, 2010, the Board of the Company determined not to complete these acquisitions due to issues that had arisen subsequent to the date of the agreements.  As a result, the shareholders of Jinxinglong returned $3,600,000 to the Company as of November, 2011 and the shareholders of Sanfan returned $2,880,000 to the Company as of September, 2011, and the acquisition agreements were cancelled.  As a result , as of December 31, 2010 the Company recorded a loss on investment of $4,320,000.

NOTE 6 - NOTES RECEIVABLE

The Company has an arrangement with Oceanic International (Zhongshan) Company Limited (“Zhongshan”), a Chinese company that is a supplier of raw material and leases a plant to HSG, whereby both companies agreed to jointly obtain financing from certain financial institutions. Under this arrangement, the Company enters into a loan agreement with the financial institutions, by which HSG, Zhongshan and the financial institutions agree that certain assets of both companies will be used as collateral to secure the loan.  These assets consist of Home System’s receivables and certain property and buildings of Zhongshan. Once the Company receives the funding, it then enters into an agreement with   Zhongshan under which a portion of the funds the Company receives from the financial institutions is provided by the Company to Zhongshan or other third parties requested by Zhongshan, and are evidenced by a note from Zhongshan payable to HSG.   As of December 31, 2011 and 2010, these Notes receivable includes non interest bearing bank acceptances of $6.2 million and loans of $8.3 million which bore interest of 4.5% to 13% and due in 2012 and non interest bearing bank acceptances of $0.6 million and loans of $6.04 million which bore interest of 4.05% to 5.4% of which $3.02 million due in 2011 and $3.02 million due in 2012 respectively. The related bank loans were from Industrial and Commercial Bank of China are discussed in NOTE 10 and NOTE 11.

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 7– INVENTORIES

Inventories consisted of the following:

	December 31, 2011	December 31, 2010
Raw materials	$24,016,240	$14,156,215
Work in process	3,585,711	3,367,627
Finished goods	1,632,342	1,738,684
Allowance for obsolescence	(2,326,747)	(972,634)
Total	$26,907,546	$18,289,892

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	Useful Life	December 31, 2011	December 31, 2010
Factory equipment	5 to 10 years	$11,753,170	$11,013,322
Buildings	20 years	493,578	373,212
Furniture, fixtures and equipment	5 to 10 years	298,412	204,781
Motor vehicles	8 to 10 years	207,967	161,077
Work in process		25,651	-
Total		12,753,127	11,752,393
Less: accumulated depreciation		(4,039,954)	(3,070,361)
Net book value		$8,713,173	$8,682,032

During the years ended December 31, 2011 and 2010, depreciation was recorded as follows,

	2011	2010
Cost of sales	$868,611	$1,032,129
General, selling & administrative expenses	100,983	184,244
Total	$969,594	$1,216,373

NOTE 9 – INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	December 31, 2011	December 31, 2010
Customer relationships	$2,209,839	$2,102,462
Brand name	158,707	150,996
Total	2,368,546	2,253,458
Less: accumulated amortization	(1,200,695)	(790,862)
Net book value	$1,167,851	$1,462,596

During the years ended December 31, 2011 and 2010, amortizations of intangible assets were $360,246 and $366,635, respectively.

The intangible assets are carried at cost and are amortized over their expected useful lives. Customer relationships are being amortized over   expected useful lives of 5.5 years. Brand name is being amortized over its expected useful life of 10 years. All Intangible assets are being amortized on a straight-line basis.

The estimated amortization expenses for the brand name and customer relationships as of December 31, 2011 for the five succeeding years are as follows:

Year	Brand name	Customer relationships
2012	$15,871	$353,574
2013	$15,871	$353,574
2014	$15,871	$353,574
2015	$15,871	$-
2016 and thereafter	$43,645	$-

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 10– SHORT TERM BANK LOANS

The short term bank loans, denominated in Chinese Renminbi, are as follows:

	December 31, 2011	December 31, 2010
Loan from China Construction Bank Zhongshan Branch (“CCBZB”), interest ranging from 2.77% to 4.94%, to be paid within 180 days of the origination date of the loan, due from January 9, 2012 to July 7, 2012, secured by customer receivables	$7,598,768	$4,676,992
Loans from CCBZB, interest at 5.31%, due on July 1, 2011, secured by customer receivables	-	3,019,916
Loans from CCBZB, interest at 6.31%, due on June 22, 2012, secured by customer receivables	2,539,320	-
Loans from Industrial and Commercial Bank of China (“ICBC”), at interest ranging from 3.01% to 4.04%, to be paid within 180 days of the origination date of the loan and due from January 25, 2012 to March 29, 2012, secured by the Company’s customer receivables	8,100,214	5,870,581
Loans from ICBC, interest at 13%, due through March 19, 2012, secured by the Company’s customer receivables	2,380,612	-
Loans from ICBC, interest at 4.25%, due through May 31, 2011, secured by the Company’s customer receivables	-	1,509,958
Loans from ICBC, interest at 5.85%, due through May 18, 2012, secured by the Company’s customer receivables	1,587,075	-
Loans from ICBC, interest at 5.85%, due through May 15, 2012, secured by the Company’s customer receivables	1,110,952	-
Loans from ICBC, interest at 4.25%, due through May 25, 2011, secured by the Company’s customer receivables	-	1,509,958
Loans from ICBC, interest at 4.5%, due through May 16, 2011, secured by the Company’s customer receivables	-	1,509,958
Loan from Shiqi Micro Credit Bank, interest at 20%, payments due through October 9, 2012, guaranteed by Li Weiqiu, the chairman of HSG	793,537	-
Loans from CITIC Bank, interest at 7.22%, payments due through August 10, 2012, guaranteed by Li Weiqiu, the chairman of HSG	2,380,614	-
Loans from CITIC Bank, interest at 5.84%, payments due through August 25, 2011, guaranteed by Li Weiqiu, the chairman of HSG	-	3,170,912
Total Short term bank loans	$26,491,091	$21,268,275

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

Loans from ICBC are also collateralized by certain assets of Oceanic International (Zhongshan) Company Limited as discussed in NOTE 6.

NOTE 11– LONG TERM BANK LOANS

The Long term bank loans are as follows:

	December 31, 2011	December 31, 2010
Loan from ICBC, interest at 4.05%, due on January 3, 2013, secured by the Company’s customer receivables	$144,280	$686,345
Loans from ICBC, interest at 4.5%, due through January 3, 2013, secured by the Company’s customer receivables	$577,118	$549,076
Total	$721,398	$1,235,421

These long term loans are also collateralized by certain assets of Oceanic International (Zhongshan) Company Limited as discussed in NOTE 6.

NOTE 12 – NOTES PAYABLE

On October 1, 2008, the Company issued promissory notes (“Notes”) of $39.4 million to the former shareholders of Asia Forever pertaining to the Company’s acquisition of Asia Forever. The net present value of these Notes payable at October 1, 2008, after a payment in 2008 of $8 million, was $29,900,000 and the deferred finance cost of $1,505,147 was recorded based on the Company’s 5.3% borrowing rate, to be amortized using the effective interest rate method. The Notes bear no interest, and the principal was to be repaid as follows: 25% of the purchase price (approximately $9.87 million) was payable on or before December 31, 2008, with the remaining principal to be repaid in three equal semi-annual installments beginning on June 30, 2009.

On June 30, 2009, the Company entered into a Supplement Agreement to the Notes (“Supplement Agreement”) with the former shareholders of Asia Forever which amended the payment terms as set forth in the original promissory notes. Pursuant to the Supplement Agreement, $1.8 million, which was past due from December 31, 2008, and $9.87 million, which was due on June 30, 2009, were to be satisfied by: (i) $4.4 million which was paid by the Company as of June 30, 2009; (ii) $1,464,000 to be paid by the Company in two equal installments of $732,000 by July 31, 2009 and December 31, 2009; (iii) the transfer of buildings held by the Company including offices and production facilities totaling 41,067 square meters and the related land use rights, together valued at $6.1 million (the “Fixed Assets”).  Such revised payment terms when fully completed would satisfy all payments due under the Notes for the December 31, 2008 and June 30, 2009 installments.  The cash payments were made, and on September 18, 2009, the Company completed the transfer of the Fixed Assets to former shareholders of Asia Forever.

On December 18, 2009, the Company executed an amendment to the Notes (the “Amended Note”), and the Shareholders agreed that the Company could defer the $9.87 million payment originally due on June 30, 2010 to June 30, 2011.  On April 1, 2010, the former shareholders of Asia Forever agreed to convert $7,089,312 of this final installment into the Company’s common stock at the conversion rate of $3.50 per share. After this conversion, the Company owed $2,779,109 to the former shareholders of Asia Forever which was due on June 30, 2011and this transaction resulted in a debt conversion loss of $736,607 in 2010. The closing price of Company’s shares as of April 1, 2010, was $4.40 per share, the conversion price used to calculate the number of shares issued was $3.50 per share . The Company used the estimated price of $3.86, the average price of the common stock over the 30 trading days prior to the time of the conversion to calculate loss on debt conversion. The repayment of $2,779,109 was delayed and made in cash in the third quarter of 2012.

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 13 – DUE TO STOCKHOLDERS & RELATED PARTIES

The Company owed $1,262,379 to a stockholder as of December 31, 2011 and December 31, 2010, which is payable in US dollars on March 31, 2012. As of date of this report, this debt was past due and unsecured.

On April 1, 2010, the Company entered into Note Conversion Agreement with this stockholder. The Note Conversion Agreement provided that $3,953,462 of the $3,979,971 outstanding as of December 31, 2009 be converted into Company’s common stock at  $3.50 per share. This transaction resulted in a 2010 debt conversion loss of $410,780. The closing price of Company’s share as of April 1, 2010, was $4.40 per share, the conversion price used to calculate the number of shares issued as per the note conversion agreement was $3.50 per share . The Company used the estimated price of $3.86, the average price of the common stock over the 30 trading days prior to the time of the conversion to calculate loss on debt conversion..

In May, 2010, the Company received two loans of $666,667 each from related parties, Li Weiqiu and Cheung Kinwai. These were unsecured, did not bear interest and were payable on demand.

As discussed in NOTE 10, various Bank loans made to the Company have been secured or guaranteed by Li Weiqiu, the Chairman of Board of Directors of the Company, and a principal shareholder of the Company.

On May 14, 2009, the Company received a loan of $1,571,429 from Cheung Kinwai, who is a director and shareholder of the Company, with interest of 7.844% and due on May 14, 2014. The monthly principal and interest payment is approximately $31,700 (RMB 200,000). As of December 31, 2011, the amount due to Cheung Kinwai pertaining to this loan was $836,035, with $326,903 due within 12 months.

On June 9, 2010, the Company received a loan of $754,979 from Li Weiqiu, with interest of 6.73%, which was the floating interest rate of 120% of the benchmark lending rate set by The People’s Bank of China (“PBOC”). The Company pays the interest of approximately $4,451 per month and the principal is to be paid on June 9, 2015, the loan maturity date.  As of December 31, 2011, the amount due to Li Weiqiu was $793,537.

This is summarized as follows:

	December 31, 2011	December 31, 2010
Due to stockholder, payable on demand and no interest	$1,262,379	$1,262,379
Due to a related party - Cheung Kinwai	692,350	682,385
Due to a related party – Li Weiqiu	666,667	666,667
Due to a related party (Cheung Kinwai) with interest of 7.844%	836,035	1,083,039
Due to a related party (Li Weiqiu) with floating interest rate	793,537	754,979
	4,250,968	4,449,449
Less: Current portion	(2,948,299)	(2,899,058)
Due to stockholder & related parties under non-current liabilities	$1,302,669	$1,550,391

The principal amounts due as of December 31, 2011 over the next four years are as follows:

Year
2012	$2,948,299
2013	390,021
2014	413,606
2015	499,042
$4,250,968

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 14– INCOME TAXES

The Company is incorporated in the U.S. and is subject to U.S. tax law. No provisions for U.S. income taxes have been made as the Company has no taxable income in the U.S. for the reporting periods. HSGI is incorporated in the British Virgin Islands (“BVI”) and, under the current laws of the BVI, is not subject to income taxes.

Oceanic International HK, is a company incorporated in HK and is subject to Hong Kong profits tax. Oceanic is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for profits tax has been made as Oceanic has no assessable income for 2011 and 2010

The Company’s operations in China are subject to the income tax laws of PRC. The tax provisions for the years ended December 31, 2011 and 2010 pertain to PRC taxes. Effective on January 1, 2008, the PRC Enterprise Income Tax (“EIT”) Law, and Implementing Rules impose a unified enterprise income tax rate of 25% on all domestic-owned enterprises and foreign-owned enterprises in China, unless they qualify under certain limited exception. Most of the Company’s operations units are subject to this tax. The Company’s operating subsidiary in China, Weihe, is governed by the EIT Law and subject to 25% income tax rate.

Another operating subsidiary of the Company located in China, Well Profit, has been classified as a foreign owned enterprise within the PRC and thus, starting from its first profitable year, is entitled to a two-year exemption from the EIT followed by a three-year 50% reduction in its EIT tax rate (“Tax Holiday”). As a result, after the application by Well Profit and approval by the relevant tax authority in 2007, Well Profit was fully exempted from EIT for the fiscal years 2007 and 2008, and for 2009 to 2011, Well Profit was subject to Enterprise Income Tax rate of 12.5%.

During the year ended December 31, 2011, Well Profit received no Tax Holiday benefit as it incurred a loss in its 2011 PRC tax filing, and during the year ended December 31, 2010, it received Tax Holiday benefit of $695,341 and a resulting benefit to EPS of $0.01.

The reconciliations of the PRC statutory tax rate to the Company’s effective tax rates for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
U.S. statutory tax rate	34.0%	34.0%
Tax rate difference	(9.0)%	(11.2)%
Tax holiday	(1.3)%	(9.0)%
No tax benefit on debt conversion loss	-	7.7%
No tax benefit on loss on investment	-	13.9%
No tax benefit on loss of one of the Company’s PRC subsidiaries	5.8%	-
Net operating losses not utilized	0.2%	1.2%
Valuation allowance	0.1%	2.9%
Others	1.3%	1.6%
Effective tax rate	31.1%	41.1%

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

Deferred tax assets consist of the following:

	2011	2010
Deferred tax asset -current
Deferral of product sales	$183,970	$525,817
Inventory reserves	575,846	206,506
Allowance for doubtful accounts	482,868	147,754
Discount recorded on receivables	83,178	-
Tax carry forwards – U.S. NOL’s	794,125	793,287
Tax carry forwards – PRC. NOL’s	96,390	-
Others	8,599	(68,142)
Less: Valuation allowance – U.S. NOL’s	(794,125)	(793,287)
Valuation allowance – PRC NOL’s	(96,360)	-
Total current deferred tax assets	1,334,491	811,935
Deferred tax assets – non current
Allowance for doubtful accounts	309,386	-
Discount recorded on receivables	112,213	-
Total deferred taxes – non current	$1,756,090	$811,935

The accumulated NOL’s are:

As of December 31, 2011
Accumulated U.S. NOL’s	$2,335,661
Accumulated PRC NOL’s	771,117
Total	$3,106,778

Due to the uncertainty surrounding the realization of the U.S. net operating losses (“NOL’s”) in future tax returns, the Company continued to record a full valuation allowance against otherwise recognizable U.S. net deferred tax assets as of December 31, 2011 and December 31, 2010. These NOLs expire from 2027 to 2031. As of December 31, 2011, the Company had a PRC NOL in an amount of approximately $771,117, and this NOL expires in 2016.

NOTE 15 – SEGMENT REPORTING

Accounting Standards Codification Topic 280, “Segment Reporting”, requires use of the “management approach” model for segment reporting. Under this model, segment reporting is consistent with how the Company’s management organizes segments within the Company for making operating decisions and assessing performance. Reportable segments can be based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Reportable segments are components of an enterprise about which separate financial information is available, that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer and chief financial officer have been identified as the chief decision makers. The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes.

During the preparation of our 2010 financial statements, management conducted the annual review of the Company’s segment reporting and decided to revise the segments in order to be consistent with the Company’s updated business operations. The Company now has four reportable segments:  (1) Ceiling Fans & Lightings (2) Industrial Fans and Gas grills (3) Other trading, and (4) Corporate Overhead.

HOME SYSTEM GROUP AND SUBSIDIARIES,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

Segment Results as of and for the Years Ended December 31, 2011 and 2010

	Ceiling Fans & Lightings		Industrial Fans & Gas Grills		Other Trading		Corporate Overhead		Total
	For the years ended		For the years ended		For the years ended		For the years ended		For the years ended
	12/31/11	12/31/10	12/31/11	12/31/10	12/31/11	12/31/10	12/31/11	12/31/10	12/31/11	12/31/10
Net sales	$59,624,166	$55,696,822	$32,473,702	$44,788,075	$2,030,215	$4,011,111	$-	$-	$94,128,083	$104,496,008
Depreciation and amortization	$602,090	$776,344	$727,656	$806,439	$94	$225	$-	$-	$1,329,840	$1,583,008
Segment income (loss) from operations	$1,781,335	$9,512,444	$577,204	$5,724,880	$14,626	$(546,186)	$(2,465)	$(664,821)	$2,370,700	$14,026,317
Total assets	$104,063,443	$75,950,183	35,239,492	$31,119,973	137,829	$133,024	$2	$2,467	139,440,766	$107,205,647
Capital expenditures	$891,663	$875,731	$109,071	$14,672	$-	$-	$-	$-	$1,000,734	$890,403

NOTE 16– CONCENTRATIONS, RISK AND UNCERTAINTIES

The Company has the following revenue concentrations, reflected as a percentage of the Company’s total revenue, with customers constituting greater than 10% of the Company’s sales:

	Year ended December 31,
	2011	2010
Zhongshan City HengBao Trading Co., Ltd.	35%	50%
WaiYi (HK) Limited	53%	30%

The Company has the following concentration of accounts receivable, as a percentage of its total accounts receivable before allowances, constituting greater than 10% of the Company’s accounts receivable:

	As of December 31,
	2011	2010
Zhongshan City HengBao Trading Co., Ltd.	55%	63%
WaiYi (HK) Limited	27%	16%

This concentration makes the Company vulnerable to a near-term severe impact should the relationships be impaired or terminated.

The Company has the following concentration of business with suppliers constituting greater than 10% of the Company’s purchases:

	Year ended December 31,
	2011	2010
Zhongshan City PL Electric Co., Ltd	11%	16%
Zhongshan Xiaolan Town Jingyi Brass Co., Ltd	4%	13%
Hubei Xin Cheng Industry & Trade Company Limited	13%	-

The Company has the following concentration of accounts payable, as a percentage of its total accounts payable, constituting greater than 10% of the Company’s accounts payable:

	Year ended December 31,
	2011	2010
WaiYi Ltd. HK	-	11%

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Operating Leases

In the normal course of business, the Company leases office and factory space under operating lease agreements. The operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the base rental terms. In addition, many of the lease agreements provide for regular increases to the base lease rate at specified intervals, which usually occur on an annual basis. The Company was obligated under operating leases requiring minimum payments as of December 31, 2011 in future years as follows:

Year
2012	$771,839
2013	370,539
2014	11,427
2015	1,904
Total	$1,155,709

Rental expenses were $974,166 and $959,582 for the years ended December 31, 2011 and 2010, respectively.

Two of the Company’s leases are expiring on August 31, 2013 and February 28, 2015.

NOTE 18—CAPITAL STOCK

The Company is authorized to issue 200,000,000 shares of common stock, $0.001 par value, and as of December 31, 2011 and 2010, 67,490,166 shares were issued and outstanding.

As stipulated by the Company Law of the PRC, the net income after taxation of the Company can only be distributed as dividends after appropriation has been made for the following:

•	Making up cumulative prior years’ losses, if any;
•	Allocations to the “Statutory reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital;
•	Allocations to the discretionary surplus reserve, if approved by the stockholders;
•
The transfer to these reserves must be made before distribution of any dividend to shareholders. The Statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

In accordance with the Chinese Company Law, during 2011 and 2010, the Company allocated $18,148 and $479,729 of income after tax to statutory reserve, respectively.

NOTE 19 – SUBSEQUENT EVENTS

On January 10, 2012, Asia Forever transferred 100% of ownership of Weihe to Oceanic and on January 10, 2012, Holy transferred 100% ownership of Well Profit to Oceanic. As a consequence of these transfers, Asia Forever and Holy have no operating activities, and Weihe and Well Profit became wholly-owned subsidiaries of Oceanic. Since the Company owned Asia Forever, Holy and Oceanic, the ownership of Weihe and Well Profit were under common control, as a result, the merger of Weihe and Well Profit into Oceanic will be accounted for as a transaction among entities under common control, whereby Oceanic will recognize Weihe’s and Well Profit’s assets and liabilities as being transferred at their carrying amounts.

On February 16, 2012, the Board of Directors of the Company approved the merger of Well Profit with and into Weihe, whereby Weihe will be the continuing entity. Since Oceanic owned both Weihe and Well Profit, the merger of Well Profit into Weihe will be accounted for as a transaction between entities under common control, whereby Weihe will recognize Well Profit’s assets and liabilities as being transferred at their carrying amounts. The Company is currently in the process of completing the merger and expects it can be completed by June, 2013.

On July 6, 2012, the Company entered into a payment agreement with one of its major distributors (Hengbao), in which Hengbao agreed to remit to the Company of RMB 92,758,287 (approximately $14,700,000), which pertained to past due receivables, to the Company in installments through June, 2013 (See Note 3). As of October 31, 2012, we received RMB 25,615,393 (approximately $4,000,000) from Hengbao pertaining to the payment agreement.